Form 10-Q
period 1996-03-31
EQUITY CORP INTERNATIONAL
filed 1996-05-14
CIK 928155

- - ------------------------------------------------------------------------------

                                   FORM 10-Q

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                           -------------------------

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the period ended March 31, 1996

                                       or

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the transition period from         to

                       Commission file number:  0-24728

                           -------------------------
                       EQUITY CORPORATION INTERNATIONAL
            (Exact name of registrant as specified in its charter)

                                    DELAWARE
                        (State or other jurisdiction of
                         incorporation or organization)

                                   75-2521142
                    (I.R.S. employer identification number)

                       415 SOUTH FIRST STREET, SUITE 210
                                  LUFKIN, TEXAS
                    (Address of principal executive offices)

                                     75901
                                  (Zip Code)

                                 (409) 634-1033
              (Registrant's telephone number, including area code)
                           -------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/      No

The number of shares of the registrant's common stock outstanding as of May 14, 1996 was 12,789,507.

- - ------------------------------------------------------------------------------

                       EQUITY CORPORATION INTERNATIONAL
                                     INDEX

                                                                          Page
Part I.  Financial Information                                            ----

         Item 1. Financial Statements

                 Consolidated Balance Sheet (Unaudited)-
                    March 31, 1996 and December 31, 1995.....................3

                 Consolidated Statement of Operations (Unaudited)-
                    Three Months Ended March 31, 1996 and 1995...............4

                 Consolidated Statement of Cash Flows (Unaudited)-
                    Three Months Ended March 31, 1996 and 1995...............5

                 Consolidated Statement of Stockholders' Equity (Unaudited)-
                    Three Months Ended March 31, 1996........................6

                 Notes to the Consolidated Financial Statements (Unaudited)..7

         Item 2. Management's Discussion and Analysis of Results of
                 Operations and Financial Condition.........................11

Part II. Other Information

         Item 6. Exhibits and Reports on Form 8-K...........................15

Signature...................................................................16


FORWARD-LOOKING-STATEMENTS
This Form 10-Q includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q are forward-looking statements. The expectations reflected in the forward-looking statements are based on the Company's current views with respect to future events as well as assumptions made by and information currently available to management. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-Q, including without limitation in conjunction with the forward-looking statements included in this Form 10-Q. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                       EQUITY CORPORATION INTERNATIONAL
                          CONSOLIDATED BALANCE SHEET
                                 (Unaudited)

                                                         March 31,   Dec. 31,
(In thousands, except share data)                        1996        1995
- - ------------------------------------------------------------------------------
                      ASSETS
Current assets:
   Cash and cash equivalents..........................   $   4,450   $   6,233
   Receivables, net of allowances.....................       5,655       5,490
   Inventories........................................       5,218       5,060
   Receivable due from affiliate......................       2,085          --
   Other..............................................         904       1,177
                                                         ---------   ---------
      Total current assets............................      18,312      17,960

Preneed funeral contracts.............................     112,620     102,889
Cemetery properties, at cost..........................      76,576      75,103
Long-term receivables, net of allowances..............      32,740      30,767
Property, plant and equipment, at cost (net)..........      39,733      36,417
Deferred charges and other assets.....................       6,882       7,352
Names and reputations (net)...........................      36,291      32,339
                                                         ---------   ---------
      Total assets....................................   $ 323,154   $ 302,827
                                                         =========   =========

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities...........   $   6,469   $   5,532
   Income taxes payable...............................       1,580       1,108
   Deferred income taxes..............................       1,749       1,692
   Current maturities of long-term debt...............         534         535
                                                         ---------   ---------
      Total current liabilities.......................      10,332       8,867

Deferred preneed funeral contract revenues............     117,633     107,969
Long-term debt........................................      60,372      54,518
Deferred cemetery costs...............................      17,896      17,580
Deferred income taxes.................................      22,292      21,340
Other liabilities.....................................         705         888
Commitments and contingencies.........................
Stockholders' equity:
   Preferred stock....................................          --          --
   Common stock, $.01 par value; 50,000,000 shares
      authorized; 9,899,507 and 9,898,174 shares issued
      and outstanding in 1996 and 1995, respectively..          99          99
   Capital in excess of par value.....................      82,111      82,089
   Retained earnings..................................      11,714       9,477
                                                         ---------   ---------
      Total stockholders' equity......................      93,924      91,665
                                                         ---------   ---------
      Total liabilities and stockholders' equity......   $ 323,154   $ 302,827
                                                         =========   =========


The accompanying notes are an integral part of the consolidated financial statements.

                       EQUITY CORPORATION INTERNATIONAL
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                 (Unaudited)

                                         Three months ended March 31,
(In thousands, except per share data)        1996           1995
- - ---------------------------------------------------------------------
Net revenues:
   Funeral.................................. $   14,831     $    8,644
   Cemetery.................................      8,249          5,750
                                             ----------     ----------
                                                 23,080         14,394

Cost and expenses:
   Funeral..................................      9,930          6,220
   Cemetery.................................      5,764          3,940
                                             ----------     ----------
                                                 15,694         10,160
                                             ----------     ----------
Total gross profit..........................      7,386          4,234

General and administrative
   expenses.................................      1,585          1,213
                                             ----------     ----------

Operating income............................      5,801          3,021

Interest expense............................      1,092            310
                                             ----------     ----------

Income before income taxes..................      4,709          2,711

Provision for income taxes..................      2,472          1,071
                                             ----------     ----------

Net income.................................. $    2,237     $    1,640
                                             ==========     ==========

Earnings per share.......................... $     0.22     $     0.17
                                             ==========     ==========

Weighted average number
   of common and equivalent
      shares outstanding....................     10,056          9,820
                                             ==========     ==========

The accompanying notes are an integral part of the consolidated financial statements.

                        EQUITY CORPORATION INTERNATIONAL
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                  Three months ended March 31,
(In thousands)                                          1996         1995
- - ------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income.........................................  $  2,237     $  1,640
   Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization...................     1,084          738
      Provision for bad debts and contract
       cancellations..................................     1,023          783
      (Gain) loss on sale of assets...................      (892)          19
      Deferred income taxes...........................       774          117
   Changes in assets and liabilities, net of effects
    from acquisitions:
     Receivables......................................    (2,903)      (1,411)
     Inventories......................................        33          (18)
     Other current assets.............................       272          210
     Other long-term assets...........................      (377)      (1,876)
     Accounts payable and accrued liabilities.........       780         (684)
     Income taxes payable.............................       472          595
     Preneed funeral contracts and associated
      deferred revenues...............................         1           25
                                                        --------     --------

        Net cash provided by operating activities.....     2,504          138
                                                        --------     --------

Cash flows from investing activities:
   Capital expenditures...............................    (1,978)      (1,022)
   Proceeds from sale of assets.......................       810            1
   Acquisitions, net of cash used.....................    (1,027)        (168)
   Other..............................................        36           29
                                                        --------     --------
        Net cash used in investing activities.........    (2,159)      (1,160)
                                                        --------     --------
Cash flows from financing activities:
   Net proceeds from issuance of common stock.........        22           --
   Borrowings on long-term debt.......................       331        1,165
   Payments on debt...................................    (2,481)      (1,161)
                                                        --------     --------

        Net cash provided by (used in) financing
         activities...................................    (2,128)           4
                                                        --------     --------

Decrease in cash and cash equivalents.................    (1,783)      (1,018)
Cash and cash equivalents at beginning of period......     6,233        5,832
                                                        --------     --------

Cash and cash equivalents at end of period............  $  4,450     $  4,814
                                                        ========     ========

The accompanying notes are an integral part of the consolidated financial statements.

                        EQUITY CORPORATION INTERNATIONAL
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)


                          Common Stock     Capital in
(In thousands, except   -----------------  excess of   Retained  Stockholders'
 number of shares)      Shares     Amount  par value   earnings  equity
- - ------------------------------------------------------------------------------
Balance,
 December 31, 1995..... 9,898,174  $   99  $ 82,089    $  9,477  $ 91,665

   Net income..........        --      --        --       2,237     2,237

   Common stock issued:
     Option exercises..     1,333      --        22          --        22
                        ---------  ------  --------    --------  --------

Balance,
 March 31, 1996........ 9,899,507  $   99  $ 82,111    $ 11,714  $ 93,924
                        =========  ======  ========    ========  ========

The accompanying notes are an integral part of the consolidated financial statements.

                       EQUITY CORPORATION INTERNATIONAL
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include the accounts of Equity Corporation International and all majority owned subsidiaries ("the Company") and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. In the opinion of management, only adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.
The Company's statutory Federal income tax rate has been increased from 34% to 35% as the Company expects to exceed the taxable income threshold requiring the higher tax rate during 1996. As a result, the Company has recorded through the provision for income taxes for the three months ended March 31, 1996 a one-time charge of $565,000 to revalue the deferred tax liability accounts to appropriately reflect the higher statutory rate.

2. ACQUISITIONS
The following table is a summary of acquisitions made during the three month periods ended March 31, 1996 and 1995:

                        1996            1995
- - ---------------------------------------------------
Number acquired:
   Funeral homes........         10               6
   Cemeteries...........          1               2
Purchase price..........$ 9,100,000     $ 6,540,000

The purchase price for these acquisitions consisted of cash and issued debt. The excess of purchase price over the fair value of assets acquired and liabilities assumed is included in Names and reputations (net) on the Consolidated Balance Sheet and will be amortized over a 40-year period. In connection with these acquisitions, the Company enters into customary employment, consulting and noncompetition agreements with certain employees and former owners of the businesses acquired. In certain situations, the Company will prepay a portion of the noncompetition agreements and amortize such prepayments on a straight-line basis over the terms of the agreements. The purchase prices indicated above do not include $170,000 and $510,000 for noncompetition agreements which were prepaid to individuals related to businesses acquired in 1996 and 1995, respectively. The acquisitions have been accounted for as purchases and their operating results have been included since their respective dates of acquisition.

The effect of acquisitions on the Consolidated Balance Sheet was as follows:

                                                  Three months ended March 31,
(In thousands)                                          1996        1995
- - ------------------------------------------------------------------------------
Current assets........................................  $     335   $     882
Preneed funeral contracts.............................      8,201       1,645
Long-term receivables, net of allowances..............        209         770
Cemetery properties...................................      1,315       2,024
Property, plant and equipment.........................      2,843       1,401
Deferred charges and other assets.....................        194         513
Names and reputations.................................      4,689       4,140
Current liabilities...................................       (179)       (230)
Deferred preneed funeral contract revenues............     (8,248)     (2,026)
Long-term debt........................................     (8,004)     (7,635)
Deferred cemetery costs...............................        (33)       (514)
Deferred income taxes.................................       (236)       (703)
                                                        ---------   ---------
   Total..............................................      1,086         267
   Less cash acquired.................................         59          99
                                                        ---------   ---------
   Cash used for acquisitions.........................  $   1,027   $     168
                                                        =========   =========

The following represents the unaudited pro forma results of operations for the three month periods ended March 31, 1996 and 1995, assuming the above noted acquisitions had occurred as of January 1, 1995:

(In thousands, except per share data)                   1996         1995
- - ------------------------------------------------------------------------------
Net revenues..........................................  $  23,647    $  16,022
Income before income taxes............................      4,665        2,969
Net income............................................      2,210        1,796
Earnings per common and equivalent share..............  $    0.22    $    0.18

3. PRENEED FUNERAL CONTRACTS AND DEFERRED PRENEED FUNERAL CONTRACT REVENUES The Company sells preneed funeral contracts through various programs providing for future funeral services at prices prevailing when the agreement is signed. These contracts are included in the Consolidated Balance Sheet as Preneed funeral contracts. Payments on these contracts are generally placed in trust (pursuant to state law) or are used to pay premiums on life insurance policies issued by third party insurers. When the services are performed, approximately $45,023,000 and $38,063,000 will be funded by trusts and approximately $67,597,000 and $64,826,000 will be funded by insurance policies as of March 31, 1996 and December 31, 1995, respectively. Accumulated earnings from trust funds and increasing insurance benefits have been included to the extent that they have accrued through March 31, 1996 and December 31, 1995, respectively. The cumulative total has been reduced by allowable cash withdrawals for trust earning distributions and amounts retained by the Company pursuant to various state laws. At March 31, 1996 and December 31, 1995, the amounts collected and held in trusts, at cost, which approximates market, were approximately $38,040,000 and $32,176,000, respectively. The amounts in trusts and all life insurance policies are generally transferred to the customer upon contract cancellation.

"Deferred preneed funeral contract revenues" includes the contract amount of all price guaranteed funeral services and accumulated trust earnings and increasing insurance benefits earned. The Company defers recognition of trust earnings and insurance benefits until performance of the funeral service.
Upon performance of the funeral service, the Company will recognize the fixed contract price and related accumulated trust earnings or increasing insurance benefits as funeral service revenues.

4. DEBT
In October 1994, the Company entered into an uncollateralized revolving credit agreement with a group of banks to be used for acquisition financing and general corporate purposes. The Credit Facility, as amended ("Credit Facility"), provides for a line of credit up to $100,000,000 and expires in October 1998. The Credit Facility bears interest, at the Company's option, at either (i) the prime rate plus up to 0.25% or (ii) the London Interbank Offered Rate plus 0.75% up to 1.50%, depending on the Company's leverage ratio, as defined. The Credit Facility also contains customary restrictive covenants requiring the Company to maintain certain financial ratios and is guaranteed by all of the Company's subsidiaries. The Credit Facility will permit the payment of dividends on the Company's common stock only to the extent the Company maintains a specified net worth.

5. DISPOSITIONS
During March 1996, the Company conveyed to Service Corporation International
(SCI), a significant stockholder of the Company, three funeral home operations which had been previously operated by an unaffiliated third party for an aggregate purchase price of $2,085,000. The three funeral homes had originally been acquired by the Company from SCI in May 1990. In January 1993, the Company entered into long-term agreements with the third party, under which the third party operated the three funeral homes. In February 1996, a subsidiary of SCI acquired the operations of the third party and assumed the long-term agreements with the Company. Included in net funeral service revenues and related funeral costs and expenses is the $2,085,000 and $1,135,000, respectively, related to the transaction. The sales price is included in the accompanying consolidated balance sheet as Receivable due from affiliate. Proceeds from the sale were remitted to the Company in April, 1996.

6. SUBSEQUENT EVENTS
On May 1, 1996 the Company completed a public offering of 2,890,000 shares of its Common Stock at $27.00 per share, including 390,000 shares sold to the underwriters pursuant to the overallotment option granted to them, for net proceeds of approximately $73,100,000 (after selling commissions and estimated related expenses of $4,900,000). The net proceeds are to be used to pay off amounts outstanding under the Credit Facility and for general corporate purposes, including future acquisitions.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

The Company provides services and products in both the funeral home and cemetery segments of the death care industry. The Company has a growth strategy which emphasizes an aggressive acquisition program and the implementation of revenue enhancement and cost-containment programs. As part of this growth strategy, the Company maintains a separate corporate development department headed by a senior management executive with substantial death care experience. The department is responsible for identifying, evaluating, negotiating and closing acquisitions of funeral homes and cemeteries. With the Company's knowledge of non-metropolitan markets and experienced management team, the Company believes that it is well positioned to take advantage of the continuing consolidation trend in the death care industry. The Company's future results of operations will depend in large part on the Company's ability to continue to make acquisitions on attractive terms and to successfully integrate and manage the acquired properties.


RESULTS OF OPERATIONS

The following is a discussion of the Company's results of operations for the three month periods ended March 31, 1996 and 1995. For purposes of this discussion, funeral homes and cemeteries owned and operated for the entirety of each period being compared are referred to as existing operations. Correspondingly, operations acquired or opened during either period being compared are referred to as acquired operations.

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED
MARCH 31, 1995:
Total net revenues for the three months ended March 31, 1996 increased 60.3% to $23,080,000 from $14,394,000 for the three months ended March 31, 1995.
The increase in net revenues reflects a $5,327,000 increase in net revenues attributable to acquired operations and a $1,274,000, or 9.1% increase in net revenues from existing operations. The substantial increase in net revenues from acquired operations is due primarily to the full quarter results of the 27 funeral homes and 13 cemeteries acquired in 1995 and the partial quarter results of the 10 funeral homes and one cemetery acquired during the three months ended March 31, 1996. The remainder of the increase in net revenues of $2,085,000 results from the buyout of several long-term licensing and lease agreements related to three funeral homes which had been previously operated by a third party since January 1993.

Gross profit for the three months ended March 31, 1996 increased 74.4% to $7,386,000 from $4,234,000 for the three months ended March 31, 1995. The increase in gross profit reflects a $1,485,000 increase attributable to acquired operations and $717,000, or 17.4% increase from existing operations. The increase in gross profit from existing operations was attributable to increased revenues and operational efficiencies at both funeral home and cemetery operations. The remainder of the increase in gross profit of $950,000 relates to the gain recognized on the buyout of the long-term licensing and lease agreements.

Total funeral net revenues for the three months ended March 31, 1996 increased 71.6% to $14,831,000 from $8,644,000 for the three months ended March 31, 1995. The increase in funeral net revenues reflects a $3,553,000 increase from acquired operations, a $549,000, or 6.7% increase from existing operations and $2,085,000 related to the buyout of the long-term licensing and lease agreements. Funeral gross profit for the three months ended March 31, 1996 increased 102.2% to $4,901,000 from $2,424,000 for the three months ended March 31, 1995. The increase in funeral gross profit reflects a $1,068,000 increase from acquired operations, a $459,000, or 19.9% increase from existing operations and $950,000 related to the gain on the aforementioned buyout. Excluding the effects of the gain on the buyout, funeral gross margin improved to 31.0% from 28.0%. Funeral gross margin at existing operations improved to 31.7% from 28.2% primarily as a result of sales price increases exceeding the cost increases in merchandising and salaries as well as better merchandising mix in the funeral services. Funeral gross margin at acquired operations improved to 29.5% from 25.0% primarily due to profitability enhancements and cost efficiencies beginning to be implemented at the funeral operations acquired in 1995. Additionally, the timing of a majority of the 1996 acquisitions occurred at the beginning of the quarter, allowing the Company to achieve relatively lower marginal costs on higher volumes normally realized during the first quarter of the year.

Total cemetery net revenues for the three months ended March 31, 1996 increased 43.5% to $8,249,000 from $5,750,000 for the three months ended March 31, 1995. The increase in cemetery net revenues reflects a $1,774,000 increase from acquired operations and a $725,000, or 12.6% increase from existing operations. Cemetery gross profit for the three months ended March 31, 1996 increased 37.2% to $2,485,000 from $1,810,000 for the three months ended March 31, 1995. The increase reflects a $417,000 increase from acquired operations and a $258,000, or 14.2% increase from existing operations. Cemetery gross margin at existing operations improved to 31.9% from 31.5%, primarily as a result of lower selling and fixed operating costs as a percentage of revenues. Cemetery gross margin at acquired operations were 23.6% primarily because they had not been operated by the Company long enough to fully implement the preneed marketing programs to leverage off of the maintenance and fixed operating costs which start being incurred immediately after the acquisition.

General and administrative expenses for the three months ended March 31, 1996 increased $372,000, or 30.7% over the three months ended March 31, 1995. This increase resulted primarily from increased personnel costs as well as professional fees and insurance necessary to support a higher rate of growth. General and administrative expenses as a percentage of net revenues, excluding the effects of the gain on the aforementioned buyout, decreased to 7.5% in the three months ended March 31, 1996 from 8.4% in the corresponding period in 1995, reflecting economies of scale realized by the Company as expenses are spread over a larger revenue base.

Interest expense for the three months ended March 30, 1996 increased $782,000, or 252.3% from the three months ended March 31, 1995. The increase was the result of higher debt levels as average indebtedness outstanding increased to $57.4 million from $12.3 million as the Company increased its borrowings to finance acquisitions, partially offset by a lower average interest rate.

The Company's effective tax rate for the three months ended March 31, 1996 was 52.5% compared to 39.5% for the comparable three months in 1995. The higher rate in 1996 was due primarily to (i) a higher percentage of the Company's income being generated in states with income taxes, (ii) an increase in the Company's statutory Federal income tax rate from 34% to 35% as the Company expects to exceed the taxable income threshold requiring the higher tax rate during 1996, and (iii) a one-time charge of $565,000 to revalue the Company's deferred tax liability accounts to appropriately reflect the higher statutory rate. The Company expects the effective tax rate for income generated in the remainder of 1996 will be 40.5%.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically relied on cash flow from operations and third party borrowings to finance its operations and on third party borrowings, the issuance of notes payable and, in certain situations, the issuance of shares of Common Stock to sellers of funeral homes and cemeteries to finance its acquisition program. Recently acquired funeral homes typically generate positive cash flow immediately following acquisition. In contrast, recently acquired cemeteries typically generate negative cash flow during an approximately three to nine month start-up period following the introduction of an aggressive preneed cemetery sales effort, although in some cases this period has exceeded nine months. This negative cash flow is typically offset by positive cash flow from mature cemetery operations.

Cash and cash equivalents totaled $4.5 million at March 31, 1996, representing a decrease of $1.8 million from December 31, 1995. For the three months ended March 31, 1996, net cash flow from operating activities was approximately $2.5 million. Cash used in investing activities totaled approximately $2.2 million. Cash used in financing activities amounted to approximately $2.1 million. Significant components of cash flow generated from operating activities include net income adjusted for non-cash items partially offset by an increase in receivables of $2.9 million primarily attributable to a 40.3% increase in preneed cemetery sales which are usually financed on an installment basis over 36 months. Significant components of cash used in investing activities included $456,000 of capital expenditures related to additions and improvements at several funeral home facilities, $460,000 related to the acquisition of professional vehicles and the decision to purchase for $333,000 a funeral home operation that was previously leased. Additionally, the Company utilized approximately $1 million of internal funds to consummate funeral home and cemetery acquisitions during the three months ended March 31, 1996. Significant components of cash used in financing activities included the normal scheduled payments on debt and a lump sum payment of $1,500,000 to extinguish a seller financed note.

Long-term debt, including current maturities, at March 31, 1996 totaled $60.9 million as compared to $55.1 million at December 31, 1995. The increase was principally attributable to the indebtedness assumed or incurred in connection with acquisitions. Long-term debt at March 31, 1996 consisted primarily of $51.8 million drawn under the Credit Facility and $9.1 million owed under various notes payable to sellers of funeral homes and cemeteries. The total amount available to be borrowed under the Credit Facility was increased from $60 million to $100 million in February 1996. Any amounts repaid under the Credit Facility are available for future borrowings under the terms of the Credit Facility.

The Company's capital resources consist of cash flow from operations and available borrowing capacity under the Credit Facility. Borrowings under the Credit Facility bear interest, at the Company's option, at either (i) the prime rate plus up to 0.25% per annum or (ii) the London Interbank Offered Rate plus 0.75% up to 1.50% per annum, depending on the Company's leverage ratio, as defined. The Credit Facility was extended in September 1995 and is due October 1998, contains customary restrictive covenants, permits the payment of dividends only to the extent the Company maintains a specified net worth and requires the Company to maintain certain financial ratios. The Credit Facility is guaranteed by all of the Company's subsidiaries.

The Company expects to acquire funeral homes and cemeteries for purchase prices aggregating $47 million and $55 million in 1996 and 1997, respectively. The Company anticipates that the consideration for future acquisitions will consist of a combination of cash, long-term notes, the assumption of existing indebtedness of the acquired businesses, and, in some cases, the issuance of additional shares of the Company's Common Stock. In June 1995, the Company filed a shelf registration statement relating to 1,000,000 shares of Common Stock to be used to fund acquisitions. The Company anticipates making ongoing capital expenditures of approximately $5 million and $6 million in 1996 and 1997, respectively. On May 1, 1996, the Company completed a public offering of 2,890,000 shares of its Common Stock at $27.00 per share, including 390,000 shares sold to the underwriters pursuant to the overallotment option granted to them, for net proceeds of $73.1 million (after selling commissions and estimated related expenses of $4.9 million). The net proceeds are to be used to pay off amounts outstanding under the Credit Facility and for general corporate purposes, including future acquisitions. As a result, management believes that cash flow from operations and the borrowing capacity available under the Credit Facility should be sufficient to meet its anticipated capital expenditures and other operating requirements and to substantially fund acquisitions through the first quarter of 1998. However, because future cash flows and the availability of financing are subject to a number of variables, such as the number and size of acquisitions made by the Company, there can be no assurance that the Company's capital resources will be sufficient to maintain currently planned levels of capital expenditures, or to fund future acquisitions. Additional debt and equity financings may be required in connection with future acquisitions. The availability of these capital sources will depend on prevailing market conditions and interest rates and the then-existing financial condition of the Company.

SEASONALITY

Although the death care business is relatively stable and fairly predictable, the Company's results of operations may periodically fluctuate due to limited seasonality and the timing of acquisitions. Revenues from the Company's funeral home operations tend to be somewhat greater in the first and fourth quarters of each calendar year while revenues from its cemetery operations tend to be somewhat greater in the second and fourth quarters of each calendar year.

INFLATION

Inflation has not had a significant impact on the results of operations of the Company.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     3.1* -  Amended and Restated Certificate of Incorporation (filed as
             Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Reg. No. 33-98052))

     3.2* - Amended and Restated Bylaws (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8 (Reg. No. 33-98052))

     4.1* -  Form of Certificate representing shares of Common Stock (filed as
             Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Reg. No. 33-82546))

     4.2* - Stockholder Rights Agreement, dated October 13, 1994, between the Company and American Stock Transfer & Trust Company, as Rights Agent (filed as Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994)

     4.3* - Certificate of Designation of the Series One Junior Participating Preferred Stock (filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Reg. No. 33-98052))

     10.1* - Employment Agreement, dated April 8, 1996, between the Company and William C. McNamara (filed as Exhibit 99.2 to the Company's Current Report on Form 8-K dated April 24, 1996)

     10.2* - Separation Agreement, dated April 1, 1996, between the Company and Robert W. (Jon) Loftis (filed as Exhibit 99.3 to the Company's Current Report on Form 8-K dated April 24, 1996)

     11.1 -  Statement regarding computation of per share earnings

     27   -  Financial Data Schedule

     *Incorporated herein by reference to the indicated filing

(b)  Reports on Form 8-K

     The Company filed a Form 8-K on May 2, 1996 relating to certain events, specifically the appointment of William C. McNamara as the Company's Senior Vice President - Cemetery Operations, the successful completion of the sale of 2,890,000 and 100,000 shares of the Company's Common Stock by the Company and a selling stockholder, respectively, the completion of the purchase of 1,443,259 shares of the Company's Common Stock by Service Corporation International from Robert W. (Jon) Loftis and certain persons affiliated with Mr. Loftis, and the resignation of Mr. Loftis from his positions as Executive Vice President - Cemetery Operations and a director of the Company.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 14, 1996

EQUITY CORPORATION INTERNATIONAL

By:  /s/ W. Cardon Gerner
     ------------------------
     Senior Vice President
     Chief Financial Officer
    (Principal Financial Officer and Duly Authorized Officer)