Form 10-Q
period 1996-06-30
EQUITY CORP INTERNATIONAL
filed 1996-08-13
CIK 928155

- ------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
                           -------------------------

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the period ended June 30, 1996

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

The number of shares of the registrant's common stock outstanding as of August 13, 1996 was 12,789,507.

- ------------------------------------------------------------------------------

                       EQUITY CORPORATION INTERNATIONAL
                                     INDEX

                                                                          Page
Part I.  Financial Information                                            ----

         Item 1. Financial Statements

                 Consolidated Balance Sheet (Unaudited)-
                    June 30, 1996 and December 31, 1995......................3

                 Consolidated Statement of Operations (Unaudited)-
                    Three Months Ended June 30, 1996 and 1995
                    Six Months Ended June 30, 1996 and 1995..................4

                 Consolidated Statement of Cash Flows (Unaudited)-
                    Six Months Ended June 30, 1996 and 1995..................5

                 Consolidated Statement of Stockholders' Equity (Unaudited)-
                    Six Months Ended June 30, 1996...........................6

                 Notes to the Consolidated Financial Statements (Unaudited)..7

         Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............................11

Part II. Other Information

         Item 4. Submission of Matters to a Vote of Security Holders........17

         Item 6. Exhibits and Reports on Form 8-K...........................17

Signature...................................................................18


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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                       EQUITY CORPORATION INTERNATIONAL
                          CONSOLIDATED BALANCE SHEET
                                 (Unaudited)

                                                         June 30,    Dec. 31,
(In thousands, except share data)                        1996        1995
- ------------------------------------------------------------------------------
                      ASSETS
Current assets:
   Cash and cash equivalents..........................   $  14,607   $   6,233
   Receivables, net of allowances.....................       5,491       5,490
   Inventories........................................       5,542       5,060
   Other..............................................       1,120       1,177
                                                         ---------   ---------
      Total current assets............................      26,760      17,960

Preneed funeral contracts.............................     123,664     102,889
Cemetery properties, at cost..........................      76,526      75,103
Long-term receivables, net of allowances..............      35,286      30,767
Property, plant and equipment, at cost (net)..........      44,893      36,417
Deferred charges and other assets.....................       7,218       7,352
Names and reputations (net)...........................      43,799      32,339
                                                         ---------   ---------
      Total assets....................................   $ 358,146   $ 302,827
                                                         =========   =========

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities...........   $   5,464   $   5,532
   Income taxes payable...............................          47       1,108
   Deferred income taxes..............................       1,763       1,692
   Current maturities of long-term debt...............         533         535
                                                         ---------   ---------
      Total current liabilities.......................       7,807       8,867

Deferred preneed funeral contract revenues............     128,663     107,969
Long-term debt........................................      10,845      54,518
Deferred cemetery costs...............................      17,756      17,580
Deferred income taxes.................................      22,319      21,340
Other liabilities.....................................       1,166         888
Commitments and contingencies.........................
Stockholders' equity:
   Preferred stock....................................          --          --
   Common stock, $.01 par value; 50,000,000 shares
      authorized; 12,789,507 and 9,898,174 shares issued
      and outstanding in 1996 and 1995, respectively..         128          99
   Capital in excess of par value.....................     155,103      82,089
   Retained earnings..................................      14,359       9,477
                                                         ---------   ---------
      Total stockholders' equity......................     169,590      91,665
                                                         ---------   ---------
      Total liabilities and stockholders' equity......   $ 358,146   $ 302,827
                                                         =========   =========


The accompanying notes are an integral part of the consolidated financial statements.

                       EQUITY CORPORATION INTERNATIONAL
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                 (Unaudited)

(In thousands, except per share data)
- --------------------------------------------------------------------------
                             Three months ended        Six months ended
                             June 30,                  June 30,
                             1996        1995          1996        1995
Net revenues:
   Funeral.................  $ 12,240    $  8,014      $ 27,071    $ 16,658
   Cemetery................     9,286       6,903        17,535      12,653
                             --------    --------      --------    --------

                               21,526      14,917        44,606      29,311

Cost and expenses:
   Funeral.................     9,012       6,260        18,942      12,480
   Cemetery................     6,380       4,782        12,144       8,722

                             --------    --------      --------    --------
                               15,392      11,042        31,086      21,202
                             --------    --------      --------    --------

Total gross profit.........     6,134       3,875        13,520       8,109

General and adminis-
   trative expenses........     1,295       1,022         2,880       2,235
                             --------    --------      --------    --------

Operating income...........     4,839       2,853        10,640       5,874

Interest expense...........       395         414         1,487         724
                             --------    --------      --------    --------

Income before
   income taxes............     4,444       2,439         9,153       5,150

Provision for
   income taxes............     1,799         963         4,271       2,034
                             --------    --------      --------    --------

Net income.................  $  2,645    $  1,476      $  4,882    $  3,116
                             ========    ========      ========    ========

Earnings per share.........  $   0.22    $   0.15      $   0.44    $   0.32
                             ========    ========      ========    ========

Weighted average number
   of common and equivalent
      shares outstanding...    12,182       9,860        11,119       9,840
                             ========    ========      ========    ========

The accompanying notes are an integral part of the consolidated financial statements.

                        EQUITY CORPORATION INTERNATIONAL
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                    Six months ended June 30,
(In thousands)                                          1996         1995
- ------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income.........................................  $  4,882     $  3,116
   Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization...................     2,252        1,558
      Provision for bad debts and contract
       cancellations..................................     1,992        1,498
      Gain on sale of assets..........................      (880)         (11)
      Deferred income taxes...........................       803          225
   Changes in assets and liabilities, net of effects
    from acquisitions:
      Receivables.....................................    (6,082)      (2,792)
      Inventories.....................................       (22)         (49)
      Other current assets............................        59          343
      Other long-term assets..........................      (330)      (2,932)
      Accounts payable and accrued liabilities........      (672)      (1,759)
      Income taxes payable............................    (1,061)         588
      Preneed funeral contracts and associated
       deferred revenues..............................       (57)         110
                                                        --------     --------

        Net cash provided by (used in)
          operating activities........................       884         (105)
                                                        --------     --------

Cash flows from investing activities:
   Capital expenditures...............................    (3,983)      (2,029)
   Proceeds from sale of assets.......................     3,006           15
   Acquisitions, net of cash used.....................    (9,522)        (490)
   Other..............................................        83           52
                                                        --------     --------
        Net cash used in investing activities.........   (10,416)      (2,452)
                                                        --------     --------
Cash flows from financing activities:
   Net proceeds from issuance of common stock.........    73,043           --
   Borrowings on long-term debt.......................       331        5,523
   Payments on debt...................................   (55,468)      (5,257)
                                                        --------     --------

        Net cash provided by financing activities.....    17,906          266
                                                        --------     --------

Increase (decrease) in cash and cash equivalents......     8,374       (2,291)
Cash and cash equivalents at beginning of period......     6,233        5,832
                                                        --------     --------

Cash and cash equivalents at end of period............  $ 14,607     $  3,541
                                                        ========     ========

The accompanying notes are an integral part of the consolidated financial statements.

                        EQUITY CORPORATION INTERNATIONAL
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)


                          Common Stock     Capital in
(In thousands, except   -----------------  excess of   Retained  Stockholders'
 number of shares)      Shares     Amount  par value   earnings  equity
- ------------------------------------------------------------------------------
Balance,
 December 31, 1995..... 9,898,174  $   99  $ 82,089    $  9,477  $ 91,665

   Net income..........        --      --        --       4,882     4,882

   Common stock issued:
     Option exercises..     1,333      --        22          --        22
     Equity offering... 2,890,000      29    72,992          --    73,021
                        ---------  ------  --------    --------  --------

Balance,
 June 30, 1996.........12,789,507  $  128  $155,103    $ 14,359  $169,590
                        =========  ======  ========    ========  ========

The accompanying notes are an integral part of the consolidated financial statements.

                       EQUITY CORPORATION INTERNATIONAL
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include the accounts of Equity Corporation International and all majority owned subsidiaries ("the Company") and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. In the opinion of management, only adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.
The Company's statutory Federal income tax rate has been increased from 34% to 35% as the Company expects to exceed the taxable income threshold requiring the higher tax rate during 1996. As a result, the Company has recorded through the provision for income taxes for the six months ended June 30, 1996 a one-time charge of $565,000 to revalue the deferred tax liability accounts to appropriately reflect the higher statutory rate.
2. ACQUISITIONS
The following table is a summary of acquisitions made during the six month periods ended June 30, 1996 and 1995:

                        1996            1995
- ---------------------------------------------------
Number acquired:
   Funeral homes........         22              12
   Cemeteries...........          1               5
Purchase price..........$21,362,000     $18,332,000

The purchase price for these acquisitions consisted of cash and issued debt. The excess of purchase price over the fair value of assets acquired and liabilities assumed is included in Names and reputations (net) on the Consolidated Balance Sheet and will be amortized over a 40-year period. In connection with these acquisitions, the Company enters into customary employment, consulting and noncompetition agreements with certain employees and former owners of the businesses acquired. In certain situations, the Company will prepay a portion of the noncompetition agreements and amortize such prepayments on a straight-line basis over the terms of the agreements. The purchase prices indicated above do not include $430,000 and $1,040,000 for noncompetition agreements which were prepaid to individuals related to businesses acquired in the six month periods ended June 30, 1996 and 1995, respectively. The acquisitions have been accounted for as purchases and their operating results have been included since their respective dates of acquisition.

The effect of acquisitions on the Consolidated Balance Sheet was as follows:

                                                     Six months ended June 30,
(In thousands)                                          1996        1995
- ------------------------------------------------------------------------------
Current assets........................................  $   1,300   $   1,088
Preneed funeral contracts.............................     17,551      10,256
Cemetery properties...................................      1,650       3,377
Long-term receivables, net of allowances..............        209       1,150
Property, plant and equipment.........................      6,813       3,234
Deferred charges and other assets.....................        462       1,040
Names and reputations.................................     12,390      11,529
Current liabilities...................................       (204)       (972)
Deferred preneed funeral contract revenues............    (17,643)    (10,657)
Long-term debt........................................    (11,461)    (17,888)
Deferred cemetery costs...............................       (367)       (870)
Deferred income taxes.................................       (236)       (650)
Other liabilities.....................................       (350)        (53)
                                                        ---------   ---------
   Total..............................................     10,114         584
   Less cash acquired.................................        592          94
                                                        ---------   ---------
   Cash used for acquisitions.........................  $   9,522   $     490
                                                        =========   =========

The following represents the unaudited pro forma results of operations for the six month periods ended June 30, 1996 and 1995, assuming the above noted acquisitions had occurred as of January 1, 1995:

(In thousands, except per share data)                   1996         1995
- ------------------------------------------------------------------------------
Net revenues..........................................  $  47,274    $  36,893
Income before income taxes............................      9,557        5,944
Net income............................................      5,122        3,596
Earnings per common and equivalent share..............  $    0.46    $    0.37

3. PRENEED FUNERAL CONTRACTS AND DEFERRED PRENEED FUNERAL CONTRACT REVENUES The Company sells preneed funeral contracts through various programs providing for future funeral services at prices prevailing when the agreement is signed. These contracts are included in the Consolidated Balance Sheet as Preneed funeral contracts. Payments on these contracts are generally placed in trust (pursuant to state law) or are used to pay premiums on life insurance policies issued by third party insurers. When the services are performed, approximately $52,688,000 and $38,063,000 will be funded by trusts and approximately $70,976,000 and $64,826,000 will be funded by insurance policies as of June 30, 1996 and December 31, 1995, respectively. Accumulated earnings from trust funds and increasing insurance benefits have been included to the extent that they have accrued through June 30, 1996 and December 31, 1995, respectively. The cumulative total has been reduced by allowable cash withdrawals for trust earning distributions and amounts retained by the Company pursuant to various state laws. At June 30, 1996 and December 31, 1995, the amounts collected and held in trusts, at cost, which approximates market, were approximately $44,827,000 and $32,176,000, respectively. The amounts in trusts and all life insurance policies are generally transferred to the customer upon contract cancellation.

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

6. EQUITY OFFERING
On May 1, 1996 the Company completed a public offering of 2,890,000 shares of its Common Stock at $27.00 per share, including 390,000 shares sold to the underwriters pursuant to the overallotment option granted to them, for net proceeds of approximately $73,000,000 (after selling commissions and estimated related expenses of $5,000,000). The net proceeds were used to payoff amounts outstanding under the Credit Facility and will be used for general corporate purposes, including current and future acquisitions.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

The Company provides services and products in both the funeral home and cemetery segments of the deathcare industry. The Company has a growth strategy which emphasizes an aggressive acquisition program and the implementation of revenue enhancement and cost-containment programs. As part of this growth strategy, the Company maintains a separate corporate development department headed by a senior management executive with substantial deathcare experience. The department is responsible for identifying, evaluating, negotiating and closing acquisitions of funeral homes and cemeteries. With the Company's knowledge of non-metropolitan markets and experienced management team, the Company believes that it is well positioned to take advantage of the continuing consolidation trend in the deathcare industry. The Company's future results of operations will depend in large part on the Company's ability to continue to make acquisitions on attractive terms and to successfully integrate and manage the acquired properties.


RESULTS OF OPERATIONS

The following is a discussion of the Company's results of operations for the six and three month periods ended June 30, 1996 and 1995. For purposes of this discussion, funeral homes and cemeteries owned and operated for the entirety of each period being compared are referred to as existing operations. Correspondingly, operations acquired or opened during either period being compared are referred to as acquired operations.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED
JUNE 30, 1995:
Total net revenues for the six months ended June 30, 1996 increased 52.2% to $44,606,000 from $29,311,000 for the six months ended June 30, 1995. The increase in net revenues reflects an $11,358,000 increase in net revenues attributable to acquired operations and a $1,852,000, or 6.7% increase in net revenues from existing operations. The substantial increase in net revenues from acquired operations is due primarily to the full period results of the 27 funeral homes and 13 cemeteries acquired in 1995 and the partial period results of the 22 funeral homes and one cemetery acquired during the six months ended June 30, 1996. The remainder of the increase in net revenues of $2,085,000 results from the buyout of several long-term licensing and lease agreements related to three funeral homes which had been previously operated by a third party since January 1993.

Gross profit for the six months ended June 30, 1996 increased 66.7% to $13,520,000 from $8,109,000 for the six months ended June 30, 1995. The increase in gross profit reflects a $3,619,000 increase attributable to acquired operations and $842,000, or 10.3% increase from existing operations. The increase in gross profit from existing operations was attributable to increased revenues at both funeral home and cemetery operations as well as improved operational efficiencies at funeral home operations. The remainder of the increase in gross profit of $950,000 relates to the gain recognized on the buyout of the long-term licensing and lease agreements.

Total funeral net revenues for the six months ended June 30, 1996 increased 62.5% to $27,071,000 from $16,658,000 for the six months ended June 30, 1995.
The increase in funeral net revenues reflects a $7,357,000 increase from acquired operations, a $971,000, or 6.3% increase from existing operations and $2,085,000 related to the buyout of the long-term licensing and lease agreements. Funeral gross profit for the six months ended June 30, 1996 increased 94.6% to $8,129,000 from $4,178,000 for the six months ended June 30, 1995. The increase in funeral gross profit reflects a $2,227,000 increase from acquired operations, a $774,000, or 18.8% increase from existing operations and $950,000 related to the gain on the aforementioned buyout. Excluding the effects of the gain on the buyout, funeral gross margin improved to 28.7% from 25.1%. Funeral gross margin at existing operations improved to 29.6% from 26.5% primarily as a result of volume improvement, sales price increases exceeding the cost increases in merchandising and salaries as well as better merchandising mix in the funeral services. Funeral gross margin at acquired operations improved to 27.0% from 5.9% primarily due to volume improvement, profitability enhancements and cost efficiencies beginning to be implemented at the funeral operations acquired in 1995.

Total cemetery net revenues for the six months ended June 30, 1996 increased 38.6% to $17,535,000 from $12,653,000 for the six months ended June 30, 1995.
The increase in cemetery net revenues reflects a $4,001,000 increase from acquired operations and a $881,000, or 7.2% increase from existing operations. Cemetery gross profit for the six months ended June 30, 1996 increased 37.1% to $5,391,000 from $3,931,000 for the six months ended June 30, 1995. The increase reflects a $1,392,000 increase from acquired operations and a $68,000, or 1.7% increase from existing operations. Cemetery gross margin at existing operations decreased to 31.6% from 33.4%, primarily as a result of higher interment rights/merchandise costs and maintenance expense as a percentage of revenue offset partially by lower selling and fixed operating costs as a percentage of net revenue. Cemetery gross margin at acquired operations were 28.1% primarily because they had not been operated by the Company long enough to fully implement its preneed marketing programs to enable leveraging off of the maintenance and fixed operating costs which start being incurred immediately after the acquisition.

General and administrative expenses for the six months ended June 30, 1996 increased $645,000, or 28.9% over the six months ended June 30, 1995. This increase resulted primarily from increased personnel costs as well as professional fees and insurance necessary to support a higher rate of growth. General and administrative expenses as a percentage of net revenues, excluding the effects of the gain on the aforementioned buyout, decreased to 6.8% in the six months ended June 30, 1996 from 7.6% in the corresponding period in 1995, reflecting economies of scale realized by the Company as expenses are spread over a larger revenue base.

Interest expense for the six months ended June 30, 1996 increased $763,000, or 105.4% from the six months ended June 30, 1995. The increase was the result of higher debt levels as the Company increased its borrowings to finance acquisitions through April 1996. Subsequent to April 1996, the Company completely paid off amounts borrowed under the Credit Facility, substantially reducing the average level of indebtedness in May and June 1996. Interest income of approximately $170,000 related to temporary investment of the May 1996 Equity offering proceeds has been netted against interest expense.

The Company's effective tax rate for the six months ended June 30, 1996 was 46.7% compared to 39.5% for the comparable six months in 1995. The higher rate in 1996 was due primarily to an increase in the Company's statutory Federal income tax rate from 34% to 35% as the Company expects to exceed the taxable income threshold requiring the higher tax rate during 1996, and a one-time charge of $565,000 to revalue the Company's deferred tax liability accounts to appropriately reflect the higher statutory rate. The Company expects the effective tax rate for income generated in the remainder of 1996 will be 40.5%.

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED
JUNE 30, 1995:
Total net revenues for the three months ended June 30, 1996 increased 44.3% to $21,526,000 from $14,917,000 for the three months ended June 30, 1995. The increase in net revenues reflects a $5,725,000 increase in net revenues attributable to acquired operations and an $884,000, or 6.0% increase in net revenues from existing operations. The substantial increase in net revenues from acquired operations is due primarily to the full quarter results of the 31 funeral homes and 12 cemeteries acquired since March 31, 1995 and the partial quarter results of the 12 funeral homes acquired during the three months ended June 30, 1996.

Gross profit for the three months ended June 30, 1996 increased 58.3% to $6,134,000 from $3,875,000 for the three months ended June 30, 1995. The increase in gross profit reflects a $1,673,000 increase attributable to acquired operations and $586,000, or 14.9% increase from existing operations. The increase in gross profit from existing operations was attributable to increased revenues and operational efficiencies at both funeral home and cemetery operations.

Total funeral net revenues for the three months ended June 30, 1996 increased 52.7% to $12,240,000 from $8,014,000 for the three months ended June 30, 1995.
The increase in funeral net revenues reflects a $3,569,000 increase from acquired operations and a $657,000, or 8.4% increase from existing operations. Funeral gross profit for the three months ended June 30, 1996 increased 84.0% to $3,228,000 from $1,754,000 for the three months ended June 30, 1995. The increase in funeral gross profit reflects a $984,000 increase from acquired operations and a $490,000, or 27.7% increase from existing operations.
Funeral gross margin improved to 26.4% from 21.9%. Funeral gross margin at existing operations improved to 26.7% from 22.7% primarily as a result of volume improvement, sales price increases exceeding the cost increases in merchandising and salaries, as well as better merchandising mix in the funeral services. Funeral gross margin at acquired operations was 25.6% primarily due to profitability enhancements and cost efficiencies beginning to be implemented at the funeral operations acquired in 1995.

Total cemetery net revenues for the three months ended June 30, 1996 increased 34.5% to $9,286,000 from $6,903,000 for the three months ended June 30, 1995.
The increase in cemetery net revenues reflects a $2,156,000 increase from acquired operations and a $227,000, or 3.3% increase from existing operations. Cemetery gross profit for the three months ended June 30, 1996 increased 37.0% to $2,906,000 from $2,121,000 for the three months ended June 30, 1995. The increase reflects a $689,000 increase from acquired operations and a $96,000, or 4.4% increase from existing operations. Cemetery gross margin at existing operations improved to 31.9% from 31.6%, primarily as a result of lower fixed operating and selling costs as a percentage of revenues partially offset by higher interment rights/merchandising costs and maintenance expense as a percentage of net revenues. Cemetery gross margin at acquired operations were 29.2% primarily because they had not been operated by the Company long enough to fully implement its preneed marketing programs to enable leveraging off of the maintenance and fixed operating costs which start being incurred immediately after the acquisition.

General and administrative expenses for the three months ended June 30, 1996 increased $273,000, or 26.7% over the three months ended June 30, 1995. This increase resulted primarily from increased personnel costs and insurance necessary to support a higher rate of growth as well as increased facility expense as a result of consolidating the cemetery corporate operations from Georgia to the corporate headquarters in Lufkin, Texas. General and administrative expenses as a percentage of net revenues decreased to 6.0% in the three months ended June 30, 1996 from 6.9% in the corresponding period in 1995, reflecting economies of scale realized by the Company as expenses are spread over a larger revenue base.

Interest expense for the three months ended June 30, 1996 decreased $19,000, or 4.6% from the three months ended June 30, 1995. The decrease was primarily attributable to the Company completely paying down in May 1996 amounts borrowed under the Credit Facility as well as interest income of approximately $170,000 related to temporary investment of the May 1996 Equity offering proceeds, which has been netted against interest expense.

The Company's effective tax rate for the three months ended June 30, 1996 was 40.5% compared to 39.5% for the comparable three months in 1995. The higher rate in 1996 was due primarily to an increase in the Company's statutory Federal income tax rate from 34% to 35% as the Company expects to exceed the taxable income threshold requiring the higher tax rate during 1996.

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

Cash and cash equivalents totaled $14.6 million at June 30, 1996, representing an increase of $8.4 million from December 31, 1995. For the six months ended June 30, 1996, net cash flow from operating activities was approximately $884,000. Cash used in investing activities totaled approximately $10.4 million. Cash provided by financing activities amounted to approximately $17.9 million. Significant components of cash flow generated from operating activities include net income adjusted for non-cash items partially offset by an increase in receivables of $6.1 million primarily attributable to a 38.8% increase in preneed cemetery sales which are usually financed on an installment basis over 36 months. Significant components of cash used in investing activities included $725,000 of capital expenditures related to additions and improvements at several funeral home and cemetery facilities, $830,000 related to the acquisition of professional vehicles and cemetery maintenance equipment, $315,000 related to a new telephone system and furnishings to accommodate the consolidation of cemetery corporate operations at the Company's corporate headquarters in Lufkin, Texas, and the purchase for $333,000 of a funeral home operation that was previously leased.
Additionally, the Company utilized approximately $9.5 million of internal funds to consummate funeral home and cemetery acquisitions during the six months ended June 30, 1996. Partially offsetting these investing activities' uses of cash was approximately $2.1 million of proceeds received in April 1996 related to the buyout of several long term licensing and lease agreements. Significant components of cash provided by financing activities included the proceeds of approximately $73.0 million from the issuance of common stock in connection with the Company's equity offering consummated in May 1996 offset by payoffs of $52.7 million borrowed under the Company's Credit Facility, a lump sum payment of $1,500,000 to extinguish a seller financed note and normal scheduled payments on debt.

Long-term debt, including current maturities, at June 30, 1996 totaled $11.4 million as compared to $55.1 million at December 31, 1995. The decrease was principally attributable to the payoff of $50.0 million outstanding under the Credit Facility with proceeds from the Company's equity offering in May 1996. Long-term debt at June 30, 1996 consisted of amounts owed under various notes payable to sellers of funeral homes and cemeteries. The total amount available to be borrowed under the Credit Facility was increased from $60 million to $100 million in February 1996. Any amounts repaid under the Credit Facility are available for future borrowings under the terms of the Credit Facility. At June 30, 1996, there were no amounts borrowed under the Credit Facility.

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

The Company expects to acquire funeral homes and cemeteries for purchase prices aggregating $47 million and $55 million in 1996 and 1997, respectively. The Company anticipates that the consideration for future acquisitions will consist of a combination of cash, long-term notes, the assumption of existing indebtedness of the acquired businesses, and, in some cases, the issuance of additional shares of the Company's Common Stock. In June 1995, the Company filed a shelf registration statement relating to 1,000,000 shares of Common Stock to be used to fund acquisitions. The Company anticipates making ongoing capital expenditures of approximately $6 million in each of 1996 and 1997. Additionally, the Company approved the authorization to expend approximately $4.2 million to construct two new funeral home operations. On May 1, 1996, the Company completed a public offering of 2,890,000 shares of its Common Stock at $27.00 per share, including 390,000 shares sold to the underwriters pursuant to the overallotment option granted to them, for net proceeds of $73.0 million (after selling commissions and estimated related expenses of $5.0 million). A portion of the net proceeds was used to payoff amounts borrowed under the Credit Facility and the remainder will be used for general corporate purposes, including current and future acquisitions. As a result, management believes that cash flow from operations and the borrowing capacity available under the Credit Facility should be sufficient to meet its anticipated capital expenditures and other operating requirements and to substantially fund acquisitions through the first quarter of 1998. However, because future cash flows and the availability of financing are subject to a number of variables, such as the number and size of acquisitions made by the Company, there can be no assurance that the Company's capital resources will be sufficient to maintain currently planned levels of capital expenditures, or to fund future acquisitions. Additional debt and equity financings may be required in connection with future acquisitions. The availability of these capital sources will depend on prevailing market conditions and interest rates and the then-existing financial condition of the Company.

SEASONALITY

Although the deathcare business is relatively stable and fairly predictable, the Company's results of operations may periodically fluctuate due to limited seasonality and the timing of acquisitions. Revenues from the Company's funeral home operations tend to be somewhat greater in the first and fourth quarters of each calendar year while revenues from its cemetery operations tend to be somewhat greater in the second and fourth quarters of each calendar year.

INFLATION

Inflation has not had a significant impact on the results of operations of the Company.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 1996 Annual Meeting of Stockholders was held on May 22, 1996. Matters presented to the stockholders for voting was the election of two directors, the proposal to approve amendments to the 1994 Long-Term Incentive Plan and the ratification of the appointment of the Company's independent auditors for 1996. Each nominee for director received approximately 7,721,000 votes for his election and approximately 14,000 votes against his election. In connection with the amendments to the 1994 Long-Term Incentive Plan, approximately 7,091,000 voted for the amendments, approximately 457,000 voted against and approximately 4,300 abstained. In connection with the appointment of independent auditors, approximately 7,730,000 voted for the appointment, approximately 4,000 voted against and approximately 1,400 abstained.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     11.1 -  Statement regarding computation of per share earnings

     27   -  Financial Data Schedule

(b)  Reports on Form 8-K

     The Company filed a Current Report on Form 8-K (dated April 24, 1996) on May 2, 1996 relating to certain events, specifically the appointment of William C. McNamara as the Company's Senior Vice President - Cemetery Operations, the successful completion of the sale of 2,890,000 and 100,000 shares of the Company's Common Stock by the Company and a selling stockholder, respectively, the completion of the purchase of 1,443,259 shares of the Company's Common Stock by Service Corporation International from Robert W. (Jon) Loftis and certain persons affiliated with Mr. Loftis, and the resignation of Mr. Loftis from his positions as Executive Vice President - Cemetery Operations and a director of the Company.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 13, 1996

EQUITY CORPORATION INTERNATIONAL

By:  /s/ W. Cardon Gerner
     ------------------------
     Senior Vice President
     Chief Financial Officer
    (Principal Financial Officer and Duly Authorized Officer)