Form 10-Q
period 1996-09-30
EQUITY CORP INTERNATIONAL
filed 1996-11-14
CIK 928155

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

                   For the period ended September 30, 1996

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

                                     75901
                                  (Zip Code)

                                 (409) 631-8700
              (Registrant's telephone number, including area code)
                           -------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/      No

The number of shares of the registrant's Common Stock outstanding as of November 14, 1996 was 19,216,334.

------------------------------------------------------------------------------

                       EQUITY CORPORATION INTERNATIONAL
                                     INDEX

                                                                          Page
Part I.  Financial Information                                            ----

         Item 1. Financial Statements

                 Consolidated Balance Sheet (Unaudited)-
                    September 30, 1996 and December 31, 1995.................3

                 Consolidated Statement of Operations (Unaudited)-
                    Three Months Ended September 30, 1996 and 1995
                    Nine Months Ended September 30, 1996 and 1995............4

                 Consolidated Statement of Cash Flows (Unaudited)-
                    Nine Months Ended September 30, 1996 and 1995............5

                 Consolidated Statement of Stockholders' Equity (Unaudited)-
                    Nine Months Ended September 30, 1996.....................6

                 Notes to the Consolidated Financial Statements (Unaudited)..7

         Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.....................11

Part II. Other Information

         Item 1. Legal Proceedings..........................................17

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                       EQUITY CORPORATION INTERNATIONAL
                          CONSOLIDATED BALANCE SHEET
                                 (Unaudited)

                                                         Sept. 30,   Dec. 31,
(In thousands, except share data)                        1996        1995
------------------------------------------------------------------------------
                      ASSETS
Current assets:
   Cash and cash equivalents..........................   $   4,900   $   6,233
   Receivables, net of allowances.....................       7,337       5,490
   Inventories........................................       6,008       5,060
   Other..............................................       1,532       1,177
                                                         ---------   ---------
      Total current assets............................      19,777      17,960

Preneed funeral contracts.............................     145,046     102,889
Cemetery properties, at cost..........................      77,245      75,103
Long-term receivables, net of allowances..............      34,338      30,767
Property, plant and equipment, at cost (net)..........      52,836      36,417
Deferred charges and other assets.....................       7,603       7,352
Names and reputations (net)...........................      63,532      32,339
                                                         ---------   ---------
      Total assets....................................   $ 400,377   $ 302,827
                                                         =========   =========

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities...........   $   5,907   $   5,532
   Income taxes payable...............................         446       1,108
   Deferred income taxes..............................       1,753       1,692
   Current maturities of long-term debt...............         750         535
                                                         ---------   ---------
      Total current liabilities.......................       8,856       8,867

Deferred preneed funeral contract revenues............     150,082     107,969
Long-term debt........................................      28,902      54,518
Deferred cemetery costs...............................      16,936      17,580
Deferred income taxes.................................      22,575      21,340
Other liabilities.....................................       1,146         888
Commitments and contingencies.........................
Stockholders' equity:
   Preferred stock....................................          --          --
   Common Stock, $.01 par value; 50,000,000 shares
      authorized; 19,216,334 and 14,847,251 shares
      issued and outstanding in 1996 and 1995,
      respectively....................................         192         148
   Capital in excess of par value.....................     155,217      82,040
   Retained earnings..................................      16,471       9,477
                                                         ---------   ---------
      Total stockholders' equity......................     171,880      91,665
                                                         ---------   ---------
      Total liabilities and stockholders' equity......   $ 400,377   $ 302,827
                                                         =========   =========



The accompanying notes are an integral part of the consolidated financial statements.

                       EQUITY CORPORATION INTERNATIONAL
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                 (Unaudited)

(In thousands, except per share data)
--------------------------------------------------------------------------
                             Three months              Nine months
                             ended September 30,       ended September 30,
                             -----------------------   -------------------
                             1996        1995          1996        1995
Net revenues:
   Funeral.................. $ 13,161    $  8,663      $ 40,232    $ 25,321
   Cemetery.................    7,891       7,009        25,426      19,662
                             --------    --------      --------    --------

                               21,052      15,672        65,658      44,983

Costs and expenses:
   Funeral..................    9,828       6,997        28,770      19,477
   Cemetery.................    5,981       4,931        18,125      13,653

                             --------    --------      --------    --------
                               15,809      11,928        46,895      33,130
                             --------    --------      --------    --------

Total gross profit..........    5,243       3,744        18,763      11,853

General and administrative
   expenses.................    1,490       1,207         4,370       3,442
                             --------    --------      --------    --------

Operating income............    3,753       2,537        14,393       8,411

Interest expense............      203         573         1,690       1,297
                             --------    --------      --------    --------

Income before income taxes..    3,550       1,964        12,703       7,114

Provision for income taxes..    1,438         776         5,709       2,810
                             --------    --------      --------    --------

Net income.................. $  2,112    $  1,188      $  6,994    $  4,304
                             ========    ========      ========    ========

Earnings per share.......... $   0.11    $   0.08      $   0.40    $   0.29
                             ========    ========      ========    ========

Weighted average number
   of common and equivalent
   shares outstanding.......   19,447      14,902        17,583      14,807
                             ========    ========      ========    ========

The accompanying notes are an integral part of the consolidated financial statements.

                        EQUITY CORPORATION INTERNATIONAL
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                   Nine months ended Sept. 30,
(In thousands)                                         1996          1995
------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income.........................................  $  6,994     $  4,304
   Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization...................     3,543        2,449
      Provision for bad debts and contract
       cancellations..................................     2,832        2,227
      Gain on sale of assets..........................      (909)         (32)
      Deferred income taxes...........................       835          314
   Changes in assets and liabilities, net of effects
    from acquisitions:
      Receivables.....................................    (7,823)      (4,991)
      Inventories.....................................        17          (37)
      Other current assets............................      (351)        (190)
      Other long-term assets..........................      (724)      (3,428)
      Accounts payable and accrued liabilities........      (460)      (1,577)
      Income taxes payable............................      (663)       1,127
      Preneed funeral contracts and associated
       deferred revenues..............................       (29)         168
                                                        --------     --------

        Net cash provided by operating activities.....     3,262          334
                                                        --------     --------

Cash flows from investing activities:
   Capital expenditures...............................    (5,829)      (3,076)
   Proceeds from sale of assets.......................     3,037           44
   Acquisitions, net of cash acquired.................   (21,012)        (787)
   Other..............................................       162           60
                                                        --------     --------

        Net cash used in investing activities.........   (23,642)      (3,759)
                                                        --------     --------

Cash flows from financing activities:
   Net proceeds from issuance of Common Stock.........    73,071           --
   Borrowings on long-term debt.......................     2,278        5,573
   Payments on debt...................................   (56,302)      (6,364)
                                                        --------     --------

        Net cash provided by (used in) financing
         activities...................................    19,047         (791)
                                                        --------     --------

Decrease in cash and cash equivalents.................    (1,333)      (4,216)
Cash and cash equivalents at beginning of period......     6,233        5,832
                                                        --------     --------

Cash and cash equivalents at end of period............  $  4,900     $  1,616
                                                        ========     ========


The accompanying notes are an integral part of the consolidated financial statements.

                       EQUITY CORPORATION INTERNATIONAL
             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

(In thousands, except number of shares)

                          Common Stock     Capital in
                        -----------------  excess of   Retained  Stockholders'
                        Shares     Amount  par value   earnings  equity
                        ------------------------------------------------------
Balance,
 December 31, 1995..... 14,847,251  $  148  $ 82,040    $  9,477  $ 91,665

   Net income..........         --      --        --       6,994     6,994

   Common Stock issued:
     Option exercises..      1,999      --        22          --        22
     Equity offering...  4,335,000      43    72,977          --    73,020
     Acquisitions......      7,066      --       150          --       150
     Other.............     25,018       1        28          --        29
                        ----------  ------  --------    --------  --------

Balance,
 September 30, 1996.... 19,216,334  $  192  $155,217    $ 16,471  $171,880
                        ==========  ======  ========    ========  ========

The accompanying notes are an integral part of the consolidated financial statements.

                       EQUITY CORPORATION INTERNATIONAL
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include the accounts of Equity Corporation International and all majority owned subsidiaries ("the Company") and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. In the opinion of management, only adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.
The Company's statutory Federal income tax rate has been increased from 34% to 35% as the Company expects to exceed the taxable income threshold requiring the higher tax rate during 1996. As a result, the Company has recorded through the provision for income taxes for the nine months ended September 30, 1996 a one-time charge of $565,000 to revalue the deferred tax liability accounts to appropriately reflect the higher statutory rate.
On September 10, 1996, the Company's Board of Directors declared a three-for-two split of the Company's Common Stock to be effected as a stock dividend. The record date for purposes of the dividend was September 23, 1996, and was distributed on October 2, 1996. All share and per share information in the accompanying consolidated financial statements reflect the effects of the stock split.

2. ACQUISITIONS
The following table is a summary of acquisitions made during the nine month periods ended September 30, 1996 and 1995:

                         1996             1995
-----------------------------------------------------
Number acquired:
   Funeral homes........           44              21
   Cemeteries...........            1              11
Purchase price.......... $ 49,915,000     $35,592,000

The purchase price for these acquisitions consisted of cash, Common Stock and debt issued or assumed. The excess of purchase price over the fair value of assets acquired and liabilities assumed is included in Names and reputations
(net) on the Consolidated Balance Sheet and will be amortized over a 40-year period. In connection with these acquisitions, the Company enters into customary employment, consulting and noncompetition agreements with certain employees and former owners of the businesses acquired. In certain situations, the Company will prepay a portion of the noncompetition agreements and amortize such prepayments on a straight-line basis over the terms of the agreements. The purchase prices indicated above do not include $832,000 and $1,805,000 for noncompetition agreements which were prepaid to individuals related to businesses acquired in the nine month periods ended September 30, 1996 and 1995, respectively. The acquisitions have been accounted for as purchases and their operating results have been included since their respective dates of acquisition.

Included in the summary of acquisitions for the 1996 period are 11 funeral homes and related assets that were acquired from Service Corporation International (SCI), a significant stockholder of the Company, in September 1996 for an aggregate purchase price of approximately $10,625,000 in cash.

The effect of acquisitions on the Consolidated Balance Sheet was as follows:

                                                   Nine months ended Sept. 30,
(In thousands)                                         1996         1995
------------------------------------------------------------------------------
Current assets........................................  $   3,166   $   1,445
Preneed funeral contracts.............................     35,358      18,610
Cemetery properties...................................      2,349      10,805
Long-term receivables, net of allowances..............     (1,075)      1,858
Property, plant and equipment.........................     13,684       7,006
Deferred charges and other assets.....................        773       1,805
Names and reputations.................................     32,422      16,890
Current liabilities...................................     (3,207)       (998)
Deferred preneed funeral contract revenues............    (35,458)    (19,432)
Long-term debt........................................    (25,515)    (31,857)
Deferred cemetery costs...............................        121      (1,188)
Deferred income taxes.................................       (462)       (874)
Other liabilities.....................................       (336)     (3,053)
Common Stock issued...................................       (150)       (119)
                                                        ---------   ---------
   Total..............................................     21,670         898
   Less cash acquired.................................        658         111
                                                        ---------   ---------
   Cash used for acquisitions.........................  $  21,012   $     787
                                                        =========   =========

The following represents the unaudited pro forma results of operations for the nine month periods ended September 30, 1996 and 1995, assuming the above noted acquisitions had occurred as of January 1, 1995:

                                                   Nine months ended Sept. 30,
(In thousands, except per share data)                  1996         1995
------------------------------------------------------------------------------
Net revenues..........................................  $  75,789    $  66,685
Income before income taxes............................     13,883        9,032
Net income............................................      7,696        5,464
Earnings per common and equivalent share..............  $    0.44    $    0.37

3. PRENEED FUNERAL CONTRACTS AND DEFERRED PRENEED FUNERAL CONTRACT REVENUES The Company sells preneed funeral contracts through various programs providing for future funeral services at prices prevailing when the agreement is signed. These contracts are included in the Consolidated Balance Sheet as Preneed funeral contracts. Payments on these contracts are generally placed in trust (pursuant to state law) or are used to pay premiums on life insurance policies issued by third party insurers. When the services are performed, approximately $63,250,000 and $38,063,000 will be funded by trusts and approximately $81,796,000 and $64,826,000 will be funded by insurance policies as of September 30, 1996 and December 31, 1995, respectively. Accumulated earnings from trust funds and increasing insurance benefits have been included to the extent they have accrued through September 30, 1996 and December 31, 1995, respectively. The cumulative total has been reduced by allowable cash withdrawals for trust earning distributions and amounts retained by the Company pursuant to various state laws. At September 30, 1996 and December 31, 1995, the amounts collected and held in trusts, at cost, which approximates market, were approximately $55,129,000 and $32,176,000, respectively. The amounts in trusts and all life insurance policies are generally transferred to the customer upon contract cancellation.

Deferred preneed funeral contract revenues includes the contract amount of all price guaranteed funeral services and accumulated trust earnings and increasing insurance benefits earned. The Company defers recognition of trust earnings and insurance benefits until performance of the funeral service.
Upon performance of the funeral service, the Company will recognize the fixed contract price and related accumulated trust earnings or increasing insurance benefits as funeral service revenues.

4. DEBT
In October 1994, the Company entered into an uncollateralized revolving credit agreement with a group of banks to be used for acquisition financing and general corporate purposes. The Credit Facility, as amended ("Credit Facility"), provides for a line of credit up to $100,000,000 and expires in October 1999. The Credit Facility bears interest, at the Company's option, at either (i) the prime rate plus up to 0.25% or (ii) the London Interbank Offered Rate plus 0.75% up to 1.50%, depending on the Company's leverage ratio, as defined. The Credit Facility also contains customary restrictive covenants requiring the Company to maintain certain financial ratios and is guaranteed by all of the Company's subsidiaries. The Credit Facility will permit the payment of dividends on the Company's Common Stock only to the extent the Company maintains a specified net worth.

5. DISPOSITIONS
During March 1996, the Company conveyed to SCI three funeral home operations which had been previously operated by an unaffiliated third party for an aggregate purchase price of $2,085,000. The three funeral homes had originally been acquired by the Company from SCI in May 1990. In January 1993, the Company entered into long-term agreements with the third party, under which the third party operated the three funeral homes. In February 1996, a subsidiary of SCI acquired the operations of the third party and assumed the long-term agreements with the Company. Included in net funeral service revenues and related funeral costs and expenses is the $2,085,000 and $1,135,000, respectively, related to the transaction. Proceeds from the sale were remitted to the Company in April 1996.

6. EQUITY OFFERING
On May 1, 1996 the Company completed a public offering of 4,335,000 shares of its Common Stock at $18.00 per share, including 585,000 shares sold to the underwriters pursuant to the overallotment option granted to them, for net proceeds of approximately $73,000,000 (after selling commissions and estimated related expenses of $5,000,000). The net proceeds were used to pay off amounts outstanding under the Credit Facility and will be used for general corporate purposes, including current and future acquisitions.

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


RESULTS OF OPERATIONS

The following is a discussion of the Company's results of operations for the nine and three month periods ended September 30, 1996 and 1995. For purposes of this discussion, funeral homes and cemeteries owned and operated for the entirety of each period being compared are referred to as existing operations. Correspondingly, operations acquired or opened during either period being compared are referred to as acquired operations.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED
SEPTEMBER 30, 1995:
Total net revenues for the nine months ended September 30, 1996 increased 46.0% to $65,658,000 from $44,983,000 for the nine months ended September 30, 1995. The increase in net revenues reflects a $16,787,000 increase in net revenues attributable to acquired operations and a $1,803,000, or 4.3% increase in net revenues from existing operations. The substantial increase in net revenues from acquired operations is due primarily to the full period results of the 27 funeral homes and 13 cemeteries acquired in 1995 and the partial period results of the 44 funeral homes and one cemetery acquired during the nine months ended September 30, 1996. The remainder of the increase in net revenues of $2,085,000 results from the buyout of several long-term licensing and lease agreements related to three funeral homes which had been previously operated by a third party since January 1993.

Gross profit for the nine months ended September 30, 1996 increased 58.3% to $18,763,000 from $11,853,000 for the nine months ended September 30, 1995.
The increase in gross profit reflects a $4,649,000 increase attributable to acquired operations and $1,311,000, or 11.4% increase from existing operations. The increase in gross profit from existing operations was attributable primarily to increased revenues at both funeral home and cemetery operations as well as improved operational efficiencies at funeral home operations. The remainder of the increase in gross profit of $950,000 relates to the gain recognized on the buyout of the long-term licensing and lease agreements.

Total funeral net revenues for the nine months ended September 30, 1996 increased 58.9% to $40,232,000 from $25,321,000 for the nine months ended September 30, 1995. The increase in funeral net revenues reflects a $11,380,000 increase from acquired operations, a $1,446,000, or 6.4% increase from existing operations and $2,085,000 related to the buyout of the long-term licensing and lease agreements. Funeral gross profit for the nine months ended September 30, 1996 increased 96.1% to $11,462,000 from $5,844,000 for the nine months ended September 30, 1995. The increase in funeral gross profit reflects a $3,125,000 increase from acquired operations, a $1,543,000, or 28.1% increase from existing operations and $950,000 related to the gain on the aforementioned buyout. Excluding the effects of the gain on the buyout, funeral gross margin improved to 27.6% from 23.1%. Funeral gross margin at existing operations improved to 29.2% from 24.3% primarily as a result of volume improvement, sales price increases exceeding the cost increases in merchandising and salaries as well as achieving a better merchandising mix and maximizing the leverage off of allocable fixed operating costs. Funeral gross margin at acquired operations improved to 24.7% from 12.9% primarily due to volume improvement, profitability enhancements and cost efficiencies beginning to be implemented.

Total cemetery net revenues for the nine months ended September 30, 1996 increased 29.3% to $25,426,000 from $19,662,000 for the nine months ended September 30, 1995. The increase in cemetery net revenues reflects a $5,407,000 increase from acquired operations and a $357,000, or 1.9% increase from existing operations. Cemetery gross profit for the nine months ended September 30, 1996 increased 21.5% to $7,301,000 from $6,009,000 for the nine months ended September 30, 1995. The increase reflects a $1,524,000 increase from acquired operations offset by a $232,000, or 3.8% decrease from existing operations. Cemetery gross margin at existing operations decreased to 30.3% from 32.1%, primarily as a result of higher interment rights/merchandise costs and maintenance expense as a percentage of revenue offset partially by lower selling and fixed operating costs as a percentage of net revenues. Cemetery gross margin at acquired operations were 23.9% primarily because they had not been operated by the Company long enough to fully implement its preneed marketing programs to enable leveraging off of the maintenance and fixed operating costs which generally start being incurred immediately after the acquisition.

General and administrative expenses for the nine months ended September 30, 1996 increased $928,000, or 27.0% over the nine months ended September 30, 1995. This increase resulted primarily from increased personnel costs as well as professional fees and insurance necessary to support a higher rate of growth and, to a lesser extent, increased facility and travel expense as a result of consolidating the cemetery corporate operations from Georgia to the Company's corporate headquarters in Lufkin, Texas. General and administrative expenses as a percentage of net revenues, excluding the effects of the gain on the aforementioned buyout, decreased to 6.9% in the nine months ended September 30, 1996 from 7.7% in the corresponding period in 1995, reflecting economies of scale realized by the Company as expenses are spread over a larger revenue base.

Interest expense for the nine months ended September 30, 1996 increased $393,000, or 30.3% from the nine months ended September 30, 1995. The increase was the result of higher debt levels as the Company increased its borrowings to finance acquisitions through April 1996. Subsequent to April 1996, the Company completely paid off amounts borrowed under the Credit Facility, substantially reducing the average level of indebtedness from May through September 1996. Interest income of approximately $276,000 related to temporary investment of the May 1996 equity offering proceeds has been netted against interest expense.

The Company's effective tax rate for the nine months ended September 30, 1996 was 44.9% compared to 39.5% for the comparable nine months in 1995. The higher rate in 1996 was due primarily to an increase in the Company's statutory Federal income tax rate from 34% to 35% as the Company expects to exceed the taxable income threshold requiring the higher tax rate during 1996, and a one-time charge of $565,000 to revalue the Company's deferred tax liability accounts to appropriately reflect the higher statutory rate. The Company expects the effective tax rate for income generated in the remainder of 1996 will be 40.5%.


THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED
SEPTEMBER 30, 1995:
Total net revenues for the three months ended September 30, 1996 increased 34.3% to $21,052,000 from $15,672,000 for the three months ended September 30, 1995. The increase in net revenues reflects a $5,147,000 increase in net revenues attributable to acquired operations and a $233,000, or 1.5% increase in net revenues from existing operations. The substantial increase in net revenues from acquired operations is due primarily to the full quarter results of the 37 funeral homes and 9 cemeteries acquired since June 30, 1995 and the partial quarter results of the 22 funeral homes acquired during the three months ended September 30, 1996.

Gross profit for the three months ended September 30, 1996 increased 40.0% to $5,243,000 from $3,744,000 for the three months ended September 30, 1995. The increase in gross profit reflects a $1,235,000 increase attributable to acquired operations and $264,000, or 6.7% increase from existing operations. The increase in gross profit from existing operations was attributable to increased revenues and operational efficiencies at funeral home operations offset to a lesser extent by decreased revenues and operational inefficiencies at cemetery operations.

Total funeral net revenues for the three months ended September 30, 1996 increased 51.9% to $13,161,000 from $8,663,000 for the three months ended September 30, 1995. The increase in funeral net revenues reflects a $3,858,000 increase from acquired operations and a $640,000, or 7.5% increase from existing operations. Funeral gross profit for the three months ended September 30, 1996 increased 100.0% to $3,333,000 from $1,666,000 for the three months ended September 30, 1995. The increase in funeral gross profit reflects an $887,000 increase from acquired operations and a $780,000, or 47.7% increase from existing operations. Funeral gross margin improved to 25.3% from 19.2%. Funeral gross margin at existing operations improved to 26.3% from 19.1% primarily as a result of volume improvement, sales price increases exceeding the cost increases in merchandising and salaries, as well as achieving a better merchandising mix and maximizing the leverage off of allocable fixed operating costs. Funeral gross margin at acquired operations was 23.0%.

Total cemetery net revenues for the three months ended September 30, 1996 increased 12.6% to $7,891,000 from $7,009,000 for the three months ended September 30, 1995. The increase in cemetery net revenues reflects a $1,289,000 increase from acquired operations offset by a $407,000, or 5.8% decrease from existing operations. The decrease in cemetery net revenues from existing operations was attributable to a decrease in preneed net revenues partially offset by an increase in at need net revenues. Cemetery gross profit for the three months ended September 30, 1996 decreased 8.1% to $1,910,000 from $2,078,000 for the three months ended September 30, 1995. The decrease reflects a $516,000, or 22.5% decrease from existing operations partially offset by a $348,000 increase from acquired operations. Cemetery gross margin at existing operations decreased to 27.0% from 32.8%, primarily as a result of higher fixed operating, maintenance and selling costs as a percentage of revenues partially offset by lower interment rights/merchandising costs as a percentage of net revenues. Cemetery gross margin at acquired operations were 10.0% primarily because they had not been operated by the Company long enough to fully implement its preneed marketing programs to enable leveraging off of the maintenance and fixed operating costs which generally start being incurred immediately after the acquisition.

General and administrative expenses for the three months ended September 30, 1996 increased $283,000, or 23.4% over the three months ended September 30, 1995. This increase resulted primarily from increased personnel costs and insurance necessary to support a higher rate of growth as well as increased facility and travel expense as a result of consolidating the cemetery corporate operations from Georgia to the Company's corporate headquarters in Lufkin, Texas. General and administrative expenses as a percentage of net revenues decreased to 7.1% in the three months ended September 30, 1996 from 7.7% in the corresponding period in 1995, reflecting economies of scale realized by the Company as expenses are spread over a larger revenue base.

Interest expense for the three months ended September 30, 1996 decreased $370,000, or 64.6% from the three months ended September 30, 1995. The decrease was primarily attributable to the Company completely paying down amounts borrowed under the Credit Facility from the proceeds of the equity offering in May 1996. Interest income of approximately $106,000 related to temporary investment of the equity offering proceeds has been netted against interest expense.

The Company's effective tax rate for the three months ended September 30, 1996 was 40.5% compared to 39.5% for the comparable three months in 1995. The higher rate in 1996 was due primarily to an increase in the Company's statutory Federal income tax rate from 34% to 35% as the Company expects to exceed the taxable income threshold requiring the higher tax rate during 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically relied on cash flow from operations and third party borrowings to finance its operations, and on third party borrowings, the issuance of notes payable and, in certain situations, the issuance of shares of Common Stock to sellers of funeral homes and cemeteries to finance its acquisition program. Recently acquired funeral homes typically generate positive cash flow immediately following acquisition. In contrast, recently acquired cemeteries typically generate negative cash flow during an approximately three to nine month start-up period following the introduction of an aggressive preneed cemetery sales effort, although in some cases this period has exceeded nine months. This negative cash flow is typically offset by positive cash flow from mature cemetery operations.

Cash and cash equivalents totaled $4.9 million at September 30, 1996, representing a decrease of $1.3 million from December 31, 1995. For the nine months ended September 30, 1996, net cash flow from operating activities was approximately $3.3 million. Cash used in investing activities totaled approximately $23.6 million. Cash provided by financing activities amounted to approximately $19.0 million. Significant components of cash flow generated from operating activities include net income adjusted for non-cash items partially offset by an increase in receivables of $7.8 million primarily attributable to a 23.1% increase in preneed cemetery sales which are usually financed on an installment basis over 36 months. Significant components of cash used in investing activities included $961,000 of capital expenditures related to additions and improvements at several funeral home and cemetery facilities, $1,501,000 related to the acquisition of professional vehicles and cemetery maintenance equipment, $552,000 related to a new telephone system and furnishings to accommodate the consolidation of cemetery corporate operations at the Company's corporate headquarters in Lufkin, Texas, and the purchase for $333,000 of a funeral home operation that was previously leased.
Additionally, the Company utilized approximately $21.0 million of internal funds to consummate funeral home and cemetery acquisitions during the nine months ended September 30, 1996. Partially offsetting these investing activities' uses of cash was approximately $2.1 million of proceeds received in April 1996 related to the buyout of several long-term licensing and lease agreements. Significant components of cash provided by financing activities included the proceeds of approximately $73.0 million from the issuance of Common Stock in connection with the Company's equity offering consummated in May 1996 offset by payoffs of $52.7 million borrowed under the Company's Credit Facility, lump sum payments of $2.2 million to extinguish seller financed notes and normal scheduled payments on debt.

Long-term debt, including current maturities, at September 30, 1996 totaled $29.7 million as compared to $55.1 million at December 31, 1995. The decrease was principally attributable to the payoff of $50.0 million outstanding under the Credit Facility with proceeds from the Company's equity offering in May 1996. Long-term debt at September 30, 1996 consisted of $16.0 million drawn under the Credit Facility and $13.7 million owed under various notes payable to sellers of funeral homes and cemeteries. The total amount available to be borrowed under the Credit Facility was increased from $60 million to $100 million in February 1996. Any amounts repaid under the Credit Facility are available for future borrowings under the terms of the Credit Facility.

The Company's capital resources consist of cash flow from operations and available borrowing capacity under the Credit Facility. Borrowings under the Credit Facility bear interest, at the Company's option, at either (i) the prime rate plus up to 0.25% per annum or (ii) the London Interbank Offered Rate plus 0.75% up to 1.50% per annum, depending on the Company's leverage ratio, as defined. The Credit Facility was extended in September 1996 and is due October 1999, contains customary restrictive covenants, permits the payment of dividends only to the extent the Company maintains a specified net worth and requires the Company to maintain certain financial ratios. The Credit Facility is guaranteed by all of the Company's subsidiaries.

The Company expects to acquire funeral homes and cemeteries for purchase prices aggregating $55 million in each of 1996 and 1997. The Company anticipates that the consideration for future acquisitions will consist of a combination of cash, long-term notes, the assumption of existing indebtedness of the acquired businesses, and, in some cases, the issuance of additional shares of the Company's Common Stock. In June 1995, the Company filed a shelf registration statement relating to shares of Common Stock to be used to fund acquisitions. The Company anticipates making ongoing capital expenditures of approximately $6 million in each of 1996 and 1997. Additionally, the Company approved the authorization to expend approximately $4.2 million to construct two new funeral home operations. On May 1, 1996, the Company completed a public offering of 4,335,000 shares of its Common Stock at $18.00 per share, including 585,000 shares sold to the underwriters pursuant to the overallotment option granted to them, for net proceeds of $73.0 million (after selling commissions and estimated related expenses of $5.0 million). A portion of the net proceeds was used to payoff amounts borrowed under the Credit Facility and the remainder was used for general corporate purposes, including acquisitions. As a result, management believes that cash flow from operations and the borrowing capacity available under the Credit Facility should be sufficient to meet its anticipated capital expenditures and other operating requirements and to substantially fund acquisitions through the first quarter of 1998. However, because future cash flows and the availability of financing are subject to a number of variables, such as the number and size of acquisitions made by the Company, there can be no assurance that the Company's capital resources will be sufficient to maintain currently planned levels of capital expenditures, or to fund future acquisitions. Additional debt and equity financings may be required in connection with future acquisitions. The availability of these capital sources will depend on prevailing market conditions and interest rates and the then-existing financial condition of the Company.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On October 10, 1996, The Loewen Group, Inc., Loewen Group International, Inc. and Ridge Chapels, Inc. (collectively, the "Plaintiffs") brought an action against Equity Corporation International, Inc. ("ECI"), Service Corporation International, New Service Corporation International, Inc., and SCI Holdings Canada, Inc. (collectively, "SCI") in the United States District, Eastern District of New York. The Plaintiffs have alleged that the actions of SCI and in combination with ECI are designed to eliminate Plaintiffs as a competitive factor in numerous markets across the United States. The Plaintiffs have asked the court to adjudge that ECI and SCI have participated in a conspiracy to restrain trade in violation of Section 1 of the Sherman Act and that the Plaintiffs be granted such other and further relief as the court may deem just and proper, including recovery from ECI and SCI for the cost of this suit and reasonable attorney's fees incurred by the Plaintiffs. While the outcome of this lawsuit cannot be predicted with certainty, ECI believes that it will not have a material adverse effect on its financial position.


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     11.1 -  Statement regarding computation of per share earnings

     27   -  Financial Data Schedule

(b)  Reports on Form 8-K

The Company filed a Current Report on Form 8-K on September 11, 1996 with respect to the approval by the Company's Board of Directors of a three-for-two split of the Common Stock to be effected as a stock dividend, payable on October 2, 1996 to stockholders of record September 23, 1996.

The Company filed a Current Report on Form 8-K (dated September 18, 1996) on September 24, 1996 with respect to certain acquisitions completed in 1996, including (i) the acquisition of substantially all the operating assets of Carmony-Ewing Funeral Homes, Inc., the Common Stock of Carmony Funeral Homes, Inc. and certain real property of R.L. Ewing, (ii) the acquisition of substantially all the operating assets of Jones & Rich, Inc., (iii) the acquisition of substantially all the operating assets of the Whitehurst Funeral Home, (iv) the acquisition of substantially all the funeral home operating assets of Robert E. and Marjorie B. Lee as well as substantially all the operating assets of Ferguson-Lee, Inc., and (v) the acquisition of substantially all the operating assets of Weathersbee Funeral Home and certain real property of S.M. Weathersbee and J.D. Weathersbee.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 14, 1996

EQUITY CORPORATION INTERNATIONAL

By:  /s/ W. Cardon Gerner
     ------------------------
     Senior Vice President
     Chief Financial Officer
    (Principal Financial Officer and Duly Authorized Officer)