Form 10-K405
period 1996-12-31
EQUITY CORP INTERNATIONAL
filed 1997-03-27
CIK 928155

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-K

    [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

    [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM ________ TO _________

                         COMMISSION FILE NUMBER: 0-24728

                        EQUITY CORPORATION INTERNATIONAL
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                    DELAWARE
         (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)

                                   75-2521142
                      (I.R.S. EMPLOYER IDENTIFICATION NO.)

                        415 SOUTH FIRST STREET, SUITE 210
                                  LUFKIN, TEXAS
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                      75901
                                   (ZIP CODE)

                                 (409) 631-8700
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          Common Stock, $.01 par value
                         Preferred Share Purchase Rights
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes. [X] No.[ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (^ 229.405 under the Securities Exchange Act of 1934) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 26, 1997, there were 20,695,983 shares of Equity Corporation International Common Stock, $.01 par value, issued and outstanding, 20,089,907 of which, having an aggregate market value of approximately $449,511,669, were held by non-affiliates of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy statement related to the registrant's 1997 annual meeting of stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of the registrant's fiscal year ended December 31, 1996, are incorporated by reference into Part III of this Form 10-K.

================================================================================

                               TABLE OF CONTENTS

                                                  PAGE
                                                  ----
Item 1.   Business.............................     1
               The Company.....................     1
               The Deathcare Industry..........     1
               Business Strategy...............     3
               Acquisition Program.............     3
               Operations......................     4
               Competition.....................     7
               Trust Funds.....................     7
               Regulation......................     8
               Employees.......................     9
Item 2.   Properties...........................    10
Item 3.   Legal Proceedings....................    11
Item 4.   Submission of Matters to a Vote of
            Security Holders...................    11
Item 5.   Market for Registrant's Common Equity
            and Related
            Stockholder Matters................    12
Item 6.   Selected Financial Data..............    13
Item 7.   Management's Discussion and Analysis
            of Financial Condition
            and Results of Operations..........    15
               Introduction....................    15
               Results of Operations...........    17
               Liquidity and Capital
                 Resources.....................    23
               Seasonality.....................    25
               Inflation.......................    25
               Recent FASB Pronouncements......    25
Item 8.   Financial Statements and
            Supplementary Data.................    25
Item 9.   Changes in and Disagreements with
            Accountants on
            Accounting and Financial
            Disclosure.........................    25
Item 10.  Directors and Executive Officers of
            the Registrant.....................    25
Item 11.  Executive Compensation...............    25
Item 12.  Security Ownership of Certain
            Beneficial Owners and Management...    25
Item 13.  Certain Relationships and Related
            Transactions.......................    26
Item 14.  Exhibits, Financial Statement
            Schedules and Reports on Form
            8-K................................    27

                       NOTE ON FORWARD-LOOKING STATEMENTS

     This Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K are forward-looking statements. When used in this document, the words "anticipate," "believe," "estimate" and "expect" and similar expressions are intended to identify such forward-looking statements. Such statements reflect the Company's current views with respect to future events and are subject to certain uncertainties and assumptions. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-K, including without limitation in conjunction with the forward-looking statements included in this Form 10-K. Should one or more of these uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from expectations. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

                                     PART I
ITEM 1.  BUSINESS

THE COMPANY

     Equity Corporation International ("ECI" or the "Company") is the fourth largest publicly traded provider of deathcare services and products in the United States, primarily serving communities located in non-metropolitan areas. As of December 31, 1996, ECI operated 178 funeral homes and 64 cemeteries in 24 states. For the year ended December 31, 1996, the Company had revenues of $92.0 million.

     The Company's funeral homes perform all of the services related to funerals, provide funeral facilities and vehicles and sell related merchandise. The Company's funeral homes are primarily located in communities with populations ranging from 10,000 to 250,000 residents. The Company's cemeteries perform all of the services related to interment and sell cemetery interment rights and services, mausoleum spaces and related merchandise. The Company's cemeteries are primarily located in communities with populations ranging from 75,000 to 500,000 residents. In order to improve the efficiency and profitability of its operations, the Company's funeral homes and cemeteries are generally operated in "clusters" or groups within a given geographic area. The clustering of funeral homes and the clustering of cemeteries provide opportunities to share personnel, vehicles and other resources, effect operating and administrative cost reductions and implement revenue enhancing cross-marketing programs.

     ECI believes it is differentiated from the other large, national deathcare companies by its focus on the consolidation of funeral homes and cemeteries in non-metropolitan areas of the United States. The Company has focused on non-metropolitan areas in order to take advantage of the unique opportunities offered by such areas as compared to metropolitan areas, including (i) the opportunity to establish and maintain higher market shares as a result of the smaller number of deathcare providers typically found in a non-metropolitan area, (ii) the relatively lower level of competition for acquisitions and (iii) the stronger preference for traditional funeral services and burials.

     As used herein, unless the context indicates otherwise, the terms "ECI" and the "Company" refer to Equity Corporation International and its consolidated subsidiaries and their respective predecessors. The Company's principal executive office is located at 415 South First Street, Suite 210, Lufkin, Texas 75901, and its telephone number is (409) 631-8700.

     For financial information regarding the Company's industry segments, including the identifiable assets of the Company by industry segment, see Note 12 to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K.

THE DEATHCARE INDUSTRY

     Deathcare companies provide products and services to families in three principal areas: (i) ceremony and tribute, generally through a funeral or memorial service; (ii) disposition of remains, either through burial or cremation; and (iii) memorialization, generally through monuments, markers or inscriptions. The deathcare industry in the United States is characterized by the following attributes:

     FRAGMENTED NATURE. It is estimated that there are approximately 22,000 funeral homes and 9,600 commercial (as opposed to religious, family, fraternal, military or municipal) cemeteries in the United States. Many of these properties are owned by small, family-owned firms that control one or several funeral homes or cemeteries in a single community. Based upon industry statistics, management believes that the Company and the four other publicly traded North American deathcare companies with operations in the United States, Service Corporation International ("SCI"), The Loewen Group Inc. ("Loewen"), Stewart
Enterprises, Inc. ("Stewart") and Carriage Services, Inc. ("Carriage"), control in the aggregate approximately 11% of the funeral homes and approximately 7% of the commercial cemeteries in the United States. Based upon industry estimates, these five companies represented less than 21% of the total 1996 United States deathcare industry revenues.

     BARRIERS TO ENTRY. The deathcare industry is characterized by significant barriers to the establishment of a new funeral home or cemetery in an existing market, the most formidable of which typically is local heritage and tradition. Heritage and tradition, particularly in non-metropolitan areas where there are fewer market participants, afford an established funeral home or cemetery a local franchise which tends to foster family loyalty. Other barriers to entry include local zoning restrictions, substantial capital requirements, increasing regulatory burdens and scarcity of suitable cemetery land in certain areas. In addition, established firms' backlog of preneed, prefunded funerals or presold cemetery and mausoleum spaces also makes it difficult for new entrants to gain a foothold in the marketplace.

     STABILITY. Death rates in the United States are fairly predictable, thereby lending stability to the deathcare industry. The number of deaths in the United States has increased at a compound rate of approximately one percent per year since 1980. According to the 1996 report prepared by the U.S. Department of Commerce, Bureau of the Census, the number of deaths in the United States is expected to increase by approximately one percent per year between 1996 and 2020. In addition, the ownership of funeral home and cemetery businesses has traditionally passed from generation to generation within the same family and the aggregate number of funeral homes and cemeteries in the United States has remained relatively constant.

     Over the past several years, the following trends have developed in the deathcare industry:

     CONSOLIDATION. As the deathcare industry has matured, a trend toward consolidation has developed. From the standpoint of individual owners, this trend appears to result principally from family succession issues, a desire for liquidity, increasing tax and estate planning complexities and the increasing competitive threat posed by the large deathcare providers. The active acquisition market for funeral homes and cemeteries provides a source of potential liquidity that was not as readily available to individual owners in the past. From the standpoint of the large deathcare providers, the consolidation trend is driven by the benefits derived from economies of scale, improved managerial control and more effective strategic and financial planning. The consolidation trend has accelerated in recent years as several large deathcare companies have expanded their operations significantly through acquisitions.

     CLUSTERED OPERATIONS. There has also been a trend for firms to cluster their funeral homes and cemetery operations. Clusters refer to funeral homes and/or cemeteries which are grouped together in a geographic region. Clusters provide cost savings to funeral homes and cemeteries and a higher level of service to client families through the sharing of personnel, vehicles and other resources. In addition, funeral home and cemetery clusters provide opportunities for a company to cross-market the full range of deathcare services with limited incremental overhead expense.

     COMBINED OPERATIONS. In recent years, there has been an increase in the number of firms establishing combined operations. Combined operations refer to funeral home and cemetery operations conducted on a single site. These operations provide cost savings through shared resources and cross-marketing opportunities. The ability to offer the full range of products and services at one location has proven to be a competitive advantage which tends to increase the market share and profitability of both the funeral home and cemetery.

     PRENEED MARKETING. In addition to sales at the time of death (i.e., on an "at need" basis), an increasing number of deathcare products and services are being sold prior to the time of death (i.e., on a "preneed" basis) by deathcare providers who have developed sophisticated marketing staffs that actively promote such products and services. At the same time, consumers are becoming more aware of the benefits of advanced planning, such as the financial assurance and peace of mind achieved by establishing in advance a fixed price and type of service, and the elimination of the emotional strain of making deathcare plans at the time of need. Effective marketing of preneed products and services assures a backlog of future business.

     CREMATION. In recent years there has been steady, gradual growth in the number of families in the United States that have chosen cremation as an alternative to traditional methods of burial. According to industry studies, it is estimated that cremations will represent approximately 26% of all dispositions of human remains in the United States by the year 2000, as compared with approximately 10% in 1980. Many areas of the United States and many non-metropolitan communities exhibit materially lower rates of cremation as a result of religious and cultural traditions. Cremation historically has been marketed as a less costly alternative to interment. However, cremation is increasingly marketed as part of a complete deathcare package that includes traditional funeral services and memorialization.

BUSINESS STRATEGY

     The Company's strategy is to continue to expand through the aggressive acquisition of premier funeral homes and cemeteries primarily in non-metropolitan areas of the United States and to generate increasing levels of profitability through the implementation of proven revenue enhancement and cost-containment programs.

     ACQUISITIONS.  The Company's acquisition program is focused on:

     0 acquiring premier properties that can serve as anchor locations for new clusters;

     0 expanding existing clusters with the acquisition of adjacent properties; and

     0 acquiring cemeteries that complement the Company's existing funeral home clusters, and acquiring funeral homes that complement the Company's existing cemetery clusters.

     PROFITABILITY ENHANCEMENT. The Company believes that it can enhance revenues and reduce costs at its properties, particularly its newly acquired properties, through, among other things, the following:

     o introducing the Company's funeral merchandising and sales training programs at newly acquired funeral homes;

     o implementing professional preneed sales efforts at newly acquired cemeteries, which often have had limited historical preneed sales, and marketing a broader line of cemetery products and services;

     o improving the revenues and earnings of its established operations by assisting local managers with on-going programs to market services more effectively and enhance the reputation of their operations in the community;

     o sharing sales leads and other cross-marketing opportunities that are anticipated to develop as the Company acquires cemeteries that complement existing funeral home clusters and funeral homes that complement existing cemetery clusters;

     o sharing personnel, vehicles and other resources within funeral home and cemetery clusters;

     o realizing favorable pricing and terms from suppliers through volume discounts on significant expenditures, such as vehicles, caskets, vaults and memorials; and

     o consolidating and centralizing certain administrative and financial management functions while retaining critical operational functions at the local level.

ACQUISITION PROGRAM

     The Company intends to continue its active acquisition program focused on premier funeral homes and cemeteries in non-metropolitan areas throughout the United States. The Company's funeral home acquisition effort is targeted at markets with approximately 10,000 to 250,000 residents where a single property or cluster of properties can be a leading or dominant competitor in that market area. The Company's cemetery acquisition effort is targeted at markets with approximately 75,000 to 500,000 residents that are large enough to support an aggressive preneed sales effort.

     The Company typically retains the former owners and other key personnel of acquired funeral homes and, where appropriate, the former owners and other key personnel of acquired cemeteries, and gives them significant operating responsibility in an effort to ensure the continuation of high quality services and the maintenance of the acquired operation's unique reputation, heritage and long-standing local relationships. In nearly all cases, acquired funeral homes and cemeteries continue operations under the same tradenames as were used by the prior owners. In addition, the Company views the experienced management of certain acquired operations as potential regional and corporate management candidates. As a result, the Company believes that it may be regarded as a particularly attractive acquiror by some independent owners because such owners may be afforded a greater opportunity for advancement with the Company than they may be afforded on their own or with the other large deathcare providers.

     In evaluating specific properties for acquisition, the Company considers such factors as the property's location, reputation, heritage, physical size, volume of business, profitability, available inventory, name recognition, aesthetics, potential for development or expansion, competitive market position, pricing structure and the quality of operating management. The Company follows a disciplined approach based on specific financial criteria for determining acquisition prices. The Company anticipates that the consideration for future acquisitions will consist of a combination of cash, long-term notes, the assumption of existing indebtedness of the acquired businesses, and, in some cases, the issuance of additional common stock of the Company ("Common
Stock"). The Company typically enters into management, consulting and non-competition agreements with former owners and key executive personnel of acquired funeral homes and, where appropriate, acquired cemeteries.

     The Company maintains a full-time corporate development staff responsible for identifying, evaluating, negotiating and closing acquisitions of funeral homes and cemeteries. The current staff includes a senior corporate development executive with substantial deathcare industry experience and seven additional professionals. Other members of the Company's senior and regional management teams are also actively involved in the acquisition process.

     The Company is continually evaluating and negotiating potential funeral home and cemetery acquisitions. The Company typically enters into letters of intent related to potential acquisitions when an agreement in principle has been reached between the parties. Such letters of intent are generally intended to be non-binding and are subject to various contingencies, which may include completing satisfactory due diligence, negotiating definitive agreements and obtaining approval of the Company's Board of Directors. The Company is currently involved in various stages of acquisition negotiations with respect to a number of funeral homes and cemeteries.

OPERATIONS

     FUNERAL HOME OPERATIONS. The Company's funeral homes are primarily located in non-metropolitan areas of the United States. As of December 31, 1996, the Company operated 178 funeral homes in 21 states. Funeral home operations accounted for approximately 62% and 57% of the Company's net revenues for the years ended December 31, 1996 and 1995, respectively. Approximately 41% and 54% of the Company's funeral home net revenues (approximately 26% and 31% of the Company's total net revenues) for the years ended December 31, 1996 and 1995, respectively, were attributable to funeral home operations in Texas.

     In order to improve the efficiency and profitability of its operations, the Company's funeral homes are generally operated in clusters within a given geographic area. The clustering of funeral homes provides opportunities to share personnel, vehicles and other resources, effect operating and administrative cost reductions and implement cross-marketing programs. The Company's operations are primarily located in non-metropolitan areas, where clusters typically generate fewer operating economies than in metropolitan areas principally due to greater distances between properties and lower volumes of funerals and interments. The Company believes, however, that it achieves significant economic benefits by clustering its operations.

     An important aspect of the Company's acquisition program is the acquisition of premier funeral homes outside of its existing clusters that can serve as anchor locations for new clusters. These new anchor locations are operated on a stand-alone basis until such time as the Company has acquired nearby properties to form a new cluster. As of December 31, 1996 the Company operated 14 anchor locations on a stand-alone basis.

     The Company's funeral homes are organized geographically into regional operating groups, each of which is under the direction of a regional management team with substantial funeral home experience. Although certain financial management and policy matters are centralized, regional management and local funeral home directors have substantial autonomy in determining the manner in which their services and products are marketed and delivered and their funeral homes are managed. The Company believes that this strategy permits each local firm to maintain its unique style of operation and to capitalize on its reputation and heritage, while the Company maintains centralized supervisory controls and provides specialized services at the corporate level.

     The Company's funeral homes offer a complete range of services to meet families' funeral needs, including family consultation, the removal and preparation of remains, the sale of caskets and related funeral products, the use of funeral home facilities for visitation and worship and transportation services. Most of the Company's funeral homes have a non-denominational chapel on the premises, thereby permitting family visitation and religious services to take place at one location, which reduces transportation costs to the Company and inconvenience to the family.

     Although cremation represents a small part of the Company's funeral net revenues, all of the Company's funeral homes offer cremation. Cremations accounted for approximately 22% of dispositions performed by the Company in 1996. Approximately 31% of the Company's cremations were attributable to the Company's Florida operations in 1996, a state in which the cremation rate is substantially higher than the national average. Excluding cremations attributable to the Company's Florida operations, cremations accounted for approximately 16% of dispositions performed by the Company in 1996. Cremations are often combined with traditional funeral services and various types of memorialization. While cremations have historically generated gross profit margins similar to those for traditional funeral services, cremations generally result in lower average revenue and gross profit dollars when compared to traditional funeral services. As of December 31, 1996, the Company owned seven cremation facilities that serve the Company's funeral homes and serve independent funeral homes in the surrounding areas. The Company uses independent cremation facilities to service the needs of its client families in markets where the Company does not operate its own cremation facility. A majority of the Company's cremations are performed by independent cremation facilities.

     In addition to sales of funeral services and products at the time of need, the Company also markets funeral services and products on a preneed basis. Preneed funeral contracts enable families to establish in advance the type of service to be performed, the products to be used and the cost of such products and services in accordance with prices prevailing at the time the agreement is signed rather than when the products and services are delivered. Preneed funeral contracts permit families to eliminate the emotional strain of making deathcare plans at the time of need and enable the Company to establish a portion of its future market share. Because of the nature of the markets served by the Company's funeral homes, however, the Company does not extensively market preneed funeral contracts. Nevertheless, the Company will market preneed funeral contracts in specific markets where the Company deems it necessary to build current and future market share or in response to sales campaigns launched by competitors. The Company has historically sold preneed funeral contracts at prices similar to those obtained for at need funeral services. Proceeds from the sale of preneed funeral contracts are not recognized as revenues until the time the funeral service is performed. The Company sold or obtained through acquisitions 16,176 preneed funeral contracts in the year ended December 31, 1996. At December 31, 1996, the Company had a backlog of 45,978 preneed funeral contracts to be delivered in the future. Preneed funeral contracts fulfilled as a percentage of the total funerals performed was approximately 19% for each of the years ended December 31, 1996 and 1995.

     Preneed funeral contracts are paid for by the customer through either lump-sum payments or on an installment basis. The performance of preneed funeral contracts is usually secured by placing the funds collected in trust for the benefit of the customer or by the purchase of a life insurance policy, the proceeds of which will pay for such services at the time of need. Insurance policies intended to fund preneed funeral contracts cover the original contract price and generally include built-in escalation clauses designed to offset future inflationary cost increases. The Company's selection of trust or insurance arrangements depends primarily on the individual customer's preference and the regulatory requirements of the applicable state. In the case of trust-funded contracts, state law requires that all or a portion of the payments received by the Company for preneed funeral contracts be placed in trust accounts established by the Company. See "Trust Funds -- Preneed Funeral Trusts." Insurance-funded contracts are offered principally through third-party insurance underwriters specializing in preneed funeral contracts. In the event of cancellation of a preneed funeral contract, the Company complies with its contractual obligations and applicable state laws, which generally require a refund of all or a portion of principal amounts held in trust, and in some cases accrued interest.

     In addition to preneed funeral contracts, the Company also offers "preplanned" funeral arrangements whereby a client determines in advance substantially all of the details of a funeral service without any financial commitment or other obligation on the part of the client until the actual time of need. Preplanned funeral arrangements permit families to avoid the emotional strain of making deathcare plans at the time of need and enable a funeral home to establish relationships with clients that frequently lead to at need sales.

     CEMETERY OPERATIONS. The Company's cemeteries are primarily located in non-metropolitan areas of the United States. As of December 31, 1996 the Company operated 64 cemeteries in 11 states. Cemetery operations accounted for 38% and 43% of the Company's net revenues for the years ended December 31, 1996 and 1995, respectively. Approximately 26% and 32% of the Company's cemetery net revenues (approximately 10% and 14% of the Company's total net revenues) for the years ended December 31, 1996 and 1995, respectively, were attributable to cemetery operations in North Carolina.

     The Company's cemeteries are organized geographically into regional operating groups, each of which is under the direction of an operations director with substantial cemetery experience. Cemetery marketing efforts are coordinated by 2 regional sales vice presidents and 13 field sales directors. The Company aggressively markets cemetery interment rights, interment services and merchandise on a preneed basis. The Company believes that consumers throughout the United States increasingly favor commercial perpetual care cemeteries, such as those operated by the Company, over non-perpetual care cemeteries, many of which are operated by family, fraternal and religious organizations. As of December 31, 1996, the Company employed a staff of approximately 242 cemetery sales counselors. The Company has an extensive training program for all cemetery sales personnel, including senior sales managers and entry-level sales counselors. Cemetery sales prospects are generated through the use of a variety of media, including direct response advertising, direct mailings, door-to-door surveys, telephone surveys and purchaser referrals.

     The Company's cemetery products and services include interment services and rights to interment in cemetery sites, including grave sites, crypts, niches, family and community mausolea and columbaria and related cemetery merchandise such as markers, monuments, memorials and burial vaults. Cemetery operations generate revenues through sales of interment rights, markers and memorials; fees for interment and cremation services and marker and memorial installations; interest income from installment sales contracts; and investment income from preneed cemetery merchandise trusts. Earnings from perpetual care trusts are recognized currently and are intended to defray cemetery maintenance costs. The Company aggressively markets mausolea, columbaria and related entombment products, sales of which accounted for approximately 13% and 17% of the Company's cemetery net revenues for the years ended December 31, 1996 and 1995, respectively.

     Cemetery interment rights, interment services and merchandise are sold either on a preneed or at need basis. Preneed cemetery sales are usually financed by the Company through installment sale contracts, generally with terms not exceeding five years (or seven years for some of the larger purchases). Preneed sales of cemetery interment rights and other related services and products are recorded as revenues when the contract is signed, with concurrent recognition of related costs. The Company typically receives payment of at least 5% of the sales price at the time the contract is signed. Allowances for customer cancellations and refunds are accrued at the date of sale based upon historical experience. Customers generally have the option to cancel a contract for cemetery products within three days of the date of sale and receive a refund of amounts paid. After this three-day period, the Company generally does not refund amounts received under such contracts. Preneed cemetery sales represented approximately 69% and 67% of the Company's cemetery net revenues for the years ended December 31, 1996 and 1995, respectively.

     The Company is generally required under state laws to deposit in trust a specified percentage of the current cost of providing cemetery merchandise sold prior to the time of need. The Company also provides maintenance of cemetery grounds pursuant to perpetual care contracts and state laws that require the Company to place a portion, generally 10%, of the proceeds from sales of cemetery interment rights into a perpetual care trust or endowment fund. See
" -- Trust Funds -- Preneed Cemetery Merchandise Trusts" and " -- Trust
Funds -- Perpetual Care Trusts."

COMPETITION

     The Company currently competes for acquisitions with, among others, the four other publicly traded North American deathcare companies with operations in the United States, SCI, Loewen, Stewart and Carriage, as well as smaller national and regional consolidators. While a significant amount of acquisition activity appears to be concentrated on funeral homes and cemeteries in metropolitan areas, which are not areas of primary interest to the Company, the Company faces intense competition in the acquisition of funeral homes and cemeteries in many of the non-metropolitan areas in which it has focused its acquisition program. Prices for funeral homes and cemeteries have increased substantially in recent years, and in some cases competitors have paid acquisition prices substantially in excess of those that the Company felt were appropriate. Accordingly, no assurance can be given that the Company will be successful in expanding its operations through acquisitions or that funeral homes and cemeteries will be available at reasonable prices or on reasonable terms.

     The Company's funeral home and cemetery operations generally face competition in the markets that they serve. Market share for funeral homes and cemeteries is largely a function of reputation and heritage, although competitive pricing, professional service and attractive, well-maintained and conveniently located facilities are also important. The sale of funeral services and products and cemetery interment rights and merchandise on a preneed basis has increasingly been used by many companies as an important marketing tool to build market share. Due to the importance of reputation and heritage, market share increases are usually gained over a long period of time.

TRUST FUNDS

     GENERAL. The Company has established a variety of trusts in connection with its funeral home and cemetery operations as required under applicable state law. Such trusts include (i) preneed funeral trusts, (ii) preneed cemetery merchandise trusts and (iii) perpetual care trusts. These trusts are typically administered by independent financial institutions selected by the Company. The Company also uses independent professional managers to advise the Company on investment matters.

     PRENEED FUNERAL TRUSTS. Preneed funeral trusts secure the funds paid by the purchasers of preneed funeral contracts pending use of the funds at the time of need. In most states in which the Company operates, a percentage (which varies from state to state) of the proceeds from the sale of each preneed funeral contract can be retained by the Company with the balance deposited in a trust. In most states, the Company is not permitted to withdraw principal or investment income from such trusts until the time the funeral service is performed. Earnings on trust funds increase the amount of cash to be received by the Company at the time the funeral service is performed and historically have allowed the Company to adequately cover the inflationary increase in costs of funeral services. While direct marketing costs and commissions incurred with the sale of preneed funeral contracts are a current use of cash, such costs are deferred for financial reporting purposes and recognized over 12 years, which approximates the expected timing of the performance of services related to preneed contracts. Proceeds from the sale of preneed funeral contracts and earnings on such proceeds are not recognized as revenue until the time the funeral service is performed. All price guaranteed preneed funeral contracts are included in the Company's consolidated balance sheet as a long-term asset with a corresponding credit to deferred preneed funeral contract revenues. The aggregate balance of the Company's preneed funeral contracts held in trust was approximately $59 million and $32 million as of December 31, 1996 and 1995, respectively, which was included in preneed funeral contracts in the Company's consolidated balance sheet.

     PRENEED CEMETERY MERCHANDISE TRUSTS. The Company is generally required under applicable state laws to deposit in preneed cemetery merchandise trusts a percentage (which varies from state to state) of either the net sales price or the current cost of providing cemetery merchandise purchased by a customer prior to the time of need. Such amounts are deposited in trust on a pro rata basis as payments are received from the customer. Income on cemetery merchandise trusts is recognized in cemetery net revenues in the period that trust earnings accrue. The Company is permitted to withdraw from such trusts principal and the related investment income when the cemetery merchandise is purchased by the Company or the merchandise contract is canceled. The Company's preneed cemetery merchandise trust funds had an aggregate balance of approximately $14 million and $11 million as of December 31, 1996 and 1995, respectively. The funds contained in the Company's preneed cemetery merchandise trusts are included in the Company's consolidated balance sheet as long-term receivables. The cost of preneed cemetery merchandise is accrued as a liability and included in deferred cemetery costs in the Company's consolidated balance sheet.

     PERPETUAL CARE TRUSTS. The purpose of a perpetual care trust is to provide the funds necessary to maintain cemetery property and memorials in perpetuity. Pursuant to state law, a portion (which varies from state to state, but is generally 10%) of the proceeds from each sale of a cemetery interment right is placed in such a trust. While the Company does not have the right to withdraw the principal balance at any time, the Company is entitled to withdraw substantially all of the investment income from its perpetual care trusts to be used for cemetery and memorial maintenance. The aggregate principal balance in the Company's perpetual care trusts was approximately $16 million and $14 million as of December 31, 1996 and 1995, respectively, none of which was included in the Company's consolidated balance sheet. Investment income from the perpetual care trust funds is included in the Company's consolidated statement of operations when earned.

     For additional information with respect to the Company's trusts, see Notes 1 and 4 to the audited consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K.

REGULATION

     The Company's funeral home operations are comprehensively regulated by the Federal Trade Commission ("FTC") under Section 5 of the Federal Trade Commission Act and a trade regulation rule for the funeral industry promulgated thereunder (the "Funeral Rule"). The Funeral Rule contains minimum standards for funeral industry practices, requires extensive price and other affirmative disclosures to the customer at the time of sale and imposes a mandatory itemization requirement for the sale of funeral products and services.

     The Company is subject to the requirements of the federal Occupational Safety and Health Act ("OSHA") and comparable state statutes. The OSHA hazard communication standard, the United States Environmental Protection Agency community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and similar state statutes require the Company to organize information about hazardous materials used or produced in its operations. Certain of this information must be provided to employees, state and local governmental authorities and local citizens. The Company is also subject to the federal Americans with Disabilities Act and similar laws which, among other things, may require that the Company modify its facilities to comply with minimum accessibility requirements for disabled persons.

     The Company's operations, including its preneed sales and trust funds, are also subject to extensive regulation, supervision and licensing under numerous other federal, state and local laws and regulations. See " -- Trust Funds."

     The Company believes that it is in substantial compliance with all such laws and regulations. Federal and state legislatures and regulatory agencies frequently propose new laws, rules and regulations which, if enacted, could have a material adverse effect on the Company's operations and on the deathcare industry in general. The Company cannot predict the outcome of any proposed legislation or regulations or the effect that any such legislation or regulations, if enacted, might have on the Company.

EMPLOYEES

     As of December 31, 1996, the Company and its subsidiaries employed 959 full-time and 641 part-time employees. All of the Company's funeral directors and embalmers have been professionally trained, possess all licenses required by applicable regulatory agencies and are graduates of accredited colleges of mortuary science. Management believes that its relationship with its employees is good. As of December 31, 1996, no employees of the Company or its subsidiaries were members of a collective bargaining unit.

ITEM 2.  PROPERTIES

     As of December 31, 1996, the Company operated 178 funeral homes and 64 cemeteries in 24 states. The Company owned the real estate and buildings of 142 of its funeral homes and 61 of its cemeteries, leased facilities in connection with 36 of its funeral homes, and operated 3 of its cemeteries pursuant to a management contract. Five of the Company's funeral homes and ten of the Company's cemeteries are mortgaged to the seller of the property. The 64 cemeteries operated by the Company cover a total of approximately 2,450 acres, of which 1,216 acres, or approximately 50% of the total acreage, is available for future development. The Company does not anticipate any shortage of available space in its current cemeteries for the foreseeable future.

     The following table sets forth certain information, as of December 31, 1996, regarding the Company's funeral homes and cemeteries by state:

                                              NUMBER OF
                                            FUNERAL HOMES
                                        ---------------------        NUMBER OF
                STATE                   OWNED       LEASED(1)       CEMETERIES
-------------------------------------   -----       ---------       -----------
Alabama..............................      2             6                3
Arkansas.............................      1            --                1
California...........................      1            --              --
Florida..............................      6             3                4(2)
Georgia..............................      2(3)         --               14
Illinois.............................      9             4              --
Indiana..............................      7             1              --
Iowa.................................     10            --                1
Maine................................     12             1              --
Mississippi..........................      1            --              --
Missouri.............................     11             6              --
Nebraska.............................      2             4              --
New Hampshire........................      3            --              --
North Carolina.......................      1(3)         --               17
Ohio.................................      1            --              --
Oklahoma.............................      3             1              --
Oregon...............................      4(3)         --                5
South Carolina.......................     --            --                4
South Dakota.........................      2            --              --
Tennessee............................     --            --                6
Texas................................     61(3)(4)       7(5)             5
Vermont..............................      3            --              --
Virginia.............................     --            --                4
West Virginia........................     --             3              --
                                        -----       ---------       -----------
           Total.....................    142            36               64
                                        =====       =========       ===========
------------
(1) The leases with respect to these funeral homes have remaining terms ranging from 1 to 10 years, and the Company generally has renewal options or a right of first refusal on any proposed sale of these funeral homes.

(2) Three of these cemeteries are operated pursuant to a management contract with the owner of the property. The contract has an initial term ending in 1998 with options exercisable by the Company for 3 additional 5-year terms. Under the contract, the Company realizes all revenues, assumes all operating costs and pays a fixed annual payment and a specified royalty to the extent revenues exceed specified amounts.

                                         (FOOTNOTES CONTINUED ON FOLLOWING PAGE)

(3) Six of the Company's funeral homes are located on property contiguous to and operated in combination with a Company cemetery. Of these funeral homes, 3 are located in Oregon, 1 is located in Georgia, 1 is located in North Carolina and 1 is located in Texas.

(4) The current manager of seven of these funeral homes owns a 5% interest in the earnings of such funeral homes and holds an option to acquire up to an additional 15% interest in the earnings of such funeral homes. The Company may be required to purchase the current manager's interest under certain circumstances.

(5) Two of these funeral homes are owned by a third party and are operated by the Company pursuant to a joint venture agreement. Each party has a right of first refusal to purchase the interest of the other. In addition, the Company has an option to purchase such funeral homes and may be required to purchase such funeral homes under certain circumstances.

     As of December 31, 1996, the Company's corporate headquarters occupied approximately 30,700 square feet of leased office space in Lufkin, Texas.

     As of December 31, 1996, the Company operated 609 vehicles, of which 526 were owned and 83 were leased, 77 of which were leased from a subsidiary of SCI, a former stockholder of the Company. The Company presently leases one aircraft.

     The specialized nature of the Company's business requires that its facilities be well-maintained. Management believes that this standard is met.

ITEM 3.  LEGAL PROCEEDINGS

     The Company and certain of its subsidiaries are parties to a number of legal proceedings that have arisen in the ordinary course of business. While the outcome of these proceedings cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the Company.

     The Company carries insurance with coverages and coverage limits that it believes to be customary in the funeral home and cemetery industries. Although there can be no assurance that such insurance will be sufficient to protect the Company against all contingencies, management believes that its insurance protection is reasonable in view of the nature and scope of the Company's operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded in the over-the-counter market and quoted on the Nasdaq National Market under the symbol "ECII." The following table presents the quarterly high and low sale prices as reported by the Nasdaq National Market during each full quarterly period within the Company's two most recent fiscal years. The sale prices set forth below have been adjusted to reflect a 3-for-2 stock split in October 1996.

                                              HIGH      LOW
                                              ----      ----
1995:
     First Quarter...................         11        8 5/8
     Second Quarter..................         13 7/8    9 5/8
     Third Quarter...................         16 7/8    13 1/8
     Fourth Quarter..................         16 1/2    12 1/2
1996:
     First Quarter...................         20        15 3/8
     Second Quarter..................         20 1/2    17 5/8
     Third Quarter...................         22 1/8    16 3/8
     Fourth Quarter..................         25 1/2    17 1/4

     As of March 26, 1997, there were 20,695,983 shares of Common Stock outstanding held by 140 holders of record, and the Company believes there were approximately 6,200 beneficial owners of the Common Stock.

     The Company has never paid a cash dividend on the Common Stock. The Company currently intends to retain earnings to finance the growth and development of its business and does not anticipate paying any cash dividends on the Common Stock in the foreseeable future. In addition, the Company's revolving credit facility with certain banks (the "Credit Facility") permits the payment of dividends only to the extent the Company maintains a specified minimum net worth (approximately $168.1 million as of December 31, 1996) and certain financial ratios. The Company's net worth as of December 31, 1996 was approximately $177.5 million. Any future change in the Company's dividend policy will be made at the discretion of the Company's Board of Directors in light of the financial condition, capital requirements, earnings and prospects of the Company and any restrictions under credit agreements, as well as other factors the Board of Directors may deem relevant at the time.

ITEM 6.  SELECTED FINANCIAL DATA

                                                        YEAR ENDED DECEMBER 31,
                                       ----------------------------------------------------------
                                          1996         1995         1994       1993(1)    1992(1)
                                       -----------  -----------  -----------   -------    -------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
     Net revenues:
           Funeral...................  $    56,939  $    36,261  $    27,382   $21,432    $19,525
           Cemetery..................       35,035       27,740       21,919       847        865
                                       -----------  -----------  -----------   -------    -------
                Total net revenues...       91,974       64,001       49,301    22,279     20,390
     Gross profit:
           Funeral...................       16,000        8,819        7,580     6,118      3,399
           Cemetery..................       10,137        8,477        6,157        47         59
                                       -----------  -----------  -----------   -------    -------
                Total gross profit...       26,137       17,296       13,737     6,165      3,458
     General and administrative
        expenses.....................        5,848        4,782        3,885     1,521      1,093
                                       -----------  -----------  -----------   -------    -------
     Income from operations..........       20,289       12,514        9,852     4,644      2,365
     Interest expense................        2,374        2,207        3,178       701        556
                                       -----------  -----------  -----------   -------    -------
     Income before income taxes and
        extraordinary item...........       17,915       10,307        6,674     3,943      1,809
     Provision for income taxes......        7,589        4,071        2,728     1,388        598
     Extraordinary item, net.........           --           --         (198)       --         --
                                       -----------  -----------  -----------   -------    -------
     Net income......................       10,326        6,236        3,748     2,555      1,211
     Preferred stock dividends.......           --           --           --     1,563      1,563
                                       -----------  -----------  -----------   -------    -------
     Net income (loss) attributable
        to Common Stock..............  $    10,326  $     6,236  $     3,748   $   992    $  (352)
                                       ===========  ===========  ===========   =======    =======
     Earnings (loss) per share(2):
           Continuing operations.....  $      0.57  $      0.42  $      0.39   $  0.15    $ (0.49)
           Extraordinary item........           --           --        (0.02)       --         --
                                       -----------  -----------  -----------   -------    -------
           Net income (loss).........  $      0.57  $      0.42  $      0.37   $  0.15    $ (0.49)
                                       ===========  ===========  ===========   =======    =======
     Weighted average number of
        common and equivalent shares
        outstanding(2)...............       18,068       14,835       10,002     6,613        717
                                       ===========  ===========  ===========   =======    =======

                                                        YEAR ENDED DECEMBER 31,
                                       ----------------------------------------------------------
                                          1996         1995         1994       1993(1)    1992(1)
                                       -----------  -----------  -----------   -------    -------
                                                             (IN THOUSANDS)
BALANCE SHEET DATA:
     Working capital.................  $    19,179  $     9,093  $     4,495   $ 5,973    $ 6,208
     Preneed funeral contracts.......      156,028      102,889       72,318    48,817     41,520
     Total assets....................      443,891      305,159      211,307    83,095     72,244
     Deferred preneed funeral
        contract revenues............      161,153      107,969       76,447    51,640     44,032
     Long-term debt, net of current
        maturities...................       49,197       54,518        4,037     8,244      6,998
     Redeemable preferred stock(3)...           --           --           --    20,844     20,844
     Stockholders' equity
        (deficit)....................      177,464       91,665       84,083      (503)    (1,495)

                                                   (FOOTNOTES ON FOLLOWING PAGE)

                                                        YEAR ENDED DECEMBER 31,
                                       ----------------------------------------------------------
                                          1996         1995         1994       1993(1)    1992(1)
                                       -----------  -----------  -----------   -------    -------
OPERATING DATA:
  FUNERAL OPERATIONS:
     Funeral homes in operation at
        end of period................          178          119           95        79         76
     Funeral services performed......       12,483        8,332        6,181     5,127      4,753
     Preneed funeral contracts sold
        or obtained through
        acquisitions.................       16,176       12,415        6,397     2,124      2,462
     Backlog of preneed funeral
        contracts at end of period...       45,978       32,199       21,084    16,103     14,979
  CEMETERY OPERATIONS:
     Cemeteries in operation at end
        of period....................           64           61           48         3          3
     Interments performed............        9,137        7,080        6,283       293        264

------------
(1) The Company's financial and operating data as of and for the years ended December 31, 1993 and 1992 do not reflect the operations of MLI/The Loftis Corporation ("MLI"), which were acquired effective January 1, 1994. As a result of the MLI acquisition and certain other factors, the Company believes that its results of operations for 1996, 1995 and 1994 are not necessarily comparable with its results of operations for prior periods.

(2) Earnings (loss) per share is based on the weighted average number of common and equivalent shares outstanding during the period which takes into consideration (i) for 1996 and 1995, the dilutive effect of stock options and restricted stock issued under the Company's Incentive Plan based on the treasury stock method, and (ii) for 1994, 1993 and 1992, the issuance of 228,372 shares of Common Stock at a price of approximately $6.13 per share in June 1994 reflected under the treasury stock method prior to issuance and
    (iii) for 1993, the dilutive effect of a warrant exercisable for common shares held by SCI. The redeemable preferred stock dividends are deducted from the 1993 and 1992 net income for purposes of calculating earnings
    (loss) per share. The weighted average number of common and equivalent shares outstanding reflects a 579-for-one stock split in June 1994 and a 3-for-2 stock split in October 1996.

(3) Effective January 1, 1994, the Company's redeemable preferred stock and a warrant exercisable for common shares held by SCI were exchanged for 5,896,860 shares of Common Stock and the common shares held by Mr. James P. Hunter, III, Chairman and Chief Executive Officer of the Company, were exchanged for 628,140 shares of Common Stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     GENERAL. The Company commenced operations in May 1990 through the acquisition of 71 funeral homes and 3 cemeteries from SCI. Although the Company acquired 23 additional funeral homes from May 1990 through December 1993 that complemented existing properties, management's primary focus during this period was on improving the operating efficiency and profitability of the properties acquired from SCI. Over this period, the Company disposed of or consolidated 15 funeral homes that, in general, did not meet its growth or financial performance criteria. Effective January 1, 1994, the Company significantly expanded its cemetery operations through its acquisition of MLI/The Loftis Corporation ("MLI"), which operated 40 cemeteries and 4 funeral homes.

     Since the MLI acquisition, the Company has adopted a growth strategy which emphasizes an aggressive acquisition program and the implementation of proven revenue-enhancement and cost-containment programs. As part of this growth strategy, the Company has significantly expanded its corporate development capabilities from only one full-time professional to a team including a senior corporate development executive with substantial deathcare industry experience and seven additional professionals with full-time responsibility for identifying, evaluating, negotiating and closing acquisitions of funeral homes and cemeteries. With the Company's knowledge of non-metropolitan markets and experienced management team, the Company believes it is well positioned to take advantage of the continuing consolidation trend in the deathcare industry. The Company's future results of operations will depend in large part on the Company's ability to continue to make acquisitions on attractive terms and to successfully integrate and manage the acquired properties.

     The following table sets forth certain income statement data for the Company in dollar amounts as well as percentages of net revenues for the periods presented.

                                           YEAR ENDED DECEMBER 31,          YEAR ENDED DECEMBER 31,
                                       -------------------------------  -------------------------------
                                         1996       1995       1994       1996       1995      1994(1)
                                       ---------  ---------  ---------  ---------  ---------  ---------
                                               (IN THOUSANDS)
Net revenues.........................  $  91,974  $  64,001  $  49,301      100.0%     100.0%     100.0%
                                       =========  =========  =========  =========  =========  =========
Gross profit.........................  $  26,137  $  17,296  $  13,737       28.4%      27.0%      27.9%
General and administrative
  expenses...........................      5,848      4,782      3,885        6.4        7.5        7.9
                                       ---------  ---------  ---------  ---------  ---------  ---------
Income from operations...............     20,289     12,514      9,852       22.0       19.5       20.0
Interest expense.....................      2,374      2,207      3,178        2.6        3.4        6.5
Provision for income taxes...........      7,589      4,071      2,728        8.2        6.4        5.5
                                       ---------  ---------  ---------  ---------  ---------  ---------
Income before extraordinary item.....     10,326      6,236      3,946       11.2        9.7        8.0
Extraordinary item, net..............         --         --       (198)        --     --           (0.4)
                                       ---------  ---------  ---------  ---------  ---------  ---------
Net income...........................  $  10,326  $   6,236  $   3,748       11.2%       9.7%       7.6%
                                       =========  =========  =========  =========  =========  =========

     The Company's net revenues increased by 43.7% to $92.0 million in 1996 from $64.0 million in 1995 and income from operations increased by 62.1% to $20.3 million in 1996 from $12.5 million in 1995. Income from operations increased to 22.0% of net revenues in 1996 from 19.5% of net revenues in 1995. The increase in income from operations as a percentage of net revenues was primarily attributable to (i) increases in revenues and improved operational efficiencies at funeral home operations, (ii) the buyout of several long-term licensing and lease agreements for $2.1 million which generated a gross profit of $1.0 million in 1996, and (iii) economies of scale realized by the Company as general and administrative expenses were spread over a larger revenue base. The increase in interest expense to $2.4 million in 1996 from $2.2 million in 1995 was primarily attributable to higher average levels of acquisition indebtedness partially offset by the repayment of the Credit Facility with proceeds from the Company's May 1996 equity offering.

     The Company's net revenues increased by 29.8% to $64.0 million in 1995 from $49.3 million in 1994 and income from operations increased by 27.0% to $12.5 million in 1995 from $9.9 million in 1994. Income from operations decreased to 19.5% of net revenues in 1995 from 20.0% of net revenues in 1994. The decline in income from operations as a percentage of net revenues is attributable to (i) lower gross margins at newly acquired operations that had not yet been operated long enough by the Company to realize enhancements and efficiencies which are implemented subsequent to their acquisition as well as (ii) an overall lower average death rate during 1995 in the Company's geographic areas of operation, thereby adversely affecting funeral home operations which have a relatively high fixed cost structure. The decrease in interest expense to $2.2 million in 1995 from $3.2 million in 1994 was primarily attributable to the decrease in indebtedness resulting from the repayment of debt with proceeds from the Company's initial public offering in October 1994.

     FUNERAL HOME OPERATIONS. The following table sets forth the number of funeral homes operated by the Company for the periods presented.

                                                 YEAR ENDED
                                                DECEMBER 31,
                                       -------------------------------
                                         1996       1995       1994
                                       ---------  ---------  ---------
Funeral homes operated at beginning
of period............................        119         95         79
Acquisitions.........................         59         27         16
Dispositions and consolidations......         --         (3)        --
                                       ---------  ---------  ---------
Funeral homes operated at end of
period...............................        178        119         95
                                       =========  =========  =========

     The Company's funeral home revenues are generated primarily through the sale of funeral services and merchandise both prior to and at the time of need. Proceeds from the sale of funeral services at the time of need are recorded as revenues in the period of sale. Proceeds from the sale of preneed funeral contracts are not recognized until the funeral service is performed. Preneed funeral contracts are funded by the customer through either lump sum or installment payments placed in trust or through the purchase of a life insurance policy. Balances in trust accounts and proceeds from insurance policies are made available to the Company at the time the related funeral services are performed. Trust principal amounts and the cash value of insurance policies are refunded to customers upon cancellation of contracts where required by state law. Preneed funeral trust earnings and increasing benefits under insurance policies are accrued and deferred until the related funeral services are performed. Earnings on trust funds increase the amount of cash to be received by the Company at the time the funeral service is performed and historically have allowed the Company to adequately cover the inflationary increase in costs of funeral services. See "Business -- Trust Funds."

     Commissions and direct marketing costs related to preneed funeral contracts are also deferred and recognized over 12 years, which approximates the expected timing of the performance of services related to preneed contracts. These deferred costs have historically averaged less than approximately 10% of the amount of preneed funeral contracts. All principal, earnings, receivables and deferred costs associated with price guaranteed preneed funeral contracts are included in the Company's consolidated balance sheet as long-term assets with a corresponding credit to deferred preneed funeral contract revenues.

     Aggressive preneed funeral sales are frequently associated with highly competitive market areas or are utilized to rapidly build market share and generally require that funeral contracts be sold at a discount to at need sales prices. Because of the nature of the markets served by the Company's funeral homes, the Company does not extensively market preneed funeral contracts. The Company does, however, market preneed funeral contracts in specific markets where the Company deems it necessary to build current and future market share or in response to sales campaigns launched by competitors, but typically does not sell such preneed funeral contracts at a significant discount to current at need sales prices.

     CEMETERY OPERATIONS. The following table sets forth the number of cemeteries operated by the Company for the periods presented.

                                        YEAR ENDED DECEMBER 31,
                                        ------------------------
                                        1996      1995      1994
                                        ----      ----      ----
Cemeteries operated at beginning of
period...............................    61        48         3
Acquisitions.........................     3        13        45
                                        ----      ----      ----
Cemeteries operated at end of
period...............................    64        61        48
                                        ====      ====      ====

     The Company's cemetery net revenues are generated primarily through the sale of cemetery interment rights, interment services and related merchandise which are sold either on a preneed or at need basis. Approximately 68.5% and 67.3% of the Company's cemetery net revenues for the years ended December 31, 1996 and 1995, respectively, is attributable to sales made prior to the time of need. Revenues from preneed cemetery sales are recognized when the contract is signed, with concurrent recognition of related costs. The Company typically receives payment of at least 5% of the sales price at the time the contract is signed. Allowances for customer cancellations and refunds are accrued at the time of sale based upon historical experience. Costs of cemetery merchandise are accrued at the time of sale based upon actual costs incurred or estimated future costs.

     Preneed cemetery sales are usually financed by the Company through installment sale contracts bearing interest at rates currently ranging from 12.5% to 14.5% per annum. Finance charges are recognized as cemetery revenues over the terms of the related installment receivables.

     Generally, a portion of the proceeds from the sale of cemetery interment rights is deposited into perpetual care trusts or endowment funds in accordance with state law. Principal balances in these trusts (including, in some states, realized and unrealized capital gains) must generally be held in perpetuity. Accordingly, the trust fund corpus is not reflected in the Company's consolidated financial statements. The Company recognizes and withdraws currently all dividend and interest income earned and, where permitted, any capital gains realized by the perpetual care trusts to provide for the maintenance of cemetery properties.

     Additionally, pursuant to state law, a portion of the proceeds from the sale of preneed cemetery merchandise may also be required to be paid into cemetery merchandise trusts. Principal held in these trusts is made available to the Company upon delivery of the merchandise or upon cancellation of the contract by the customer after three days of the date of sale. These amounts are reflected in long-term receivables in the Company's consolidated balance sheet. The Company recognizes income on these trusts when earned.

RESULTS OF OPERATIONS

     The following is a discussion of the Company's results of operations for the three years in the period ended December 31, 1996. For purposes of this discussion, funeral homes and cemeteries owned and operated throughout each period being compared are referred to as "existing operations." Correspondingly, operations acquired or opened during either period being compared are referred to as "acquired operations."

     YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31,
1995. Total net revenues for the year ended December 31, 1996 increased 43.7% or $28.0 million over 1995. The increase in net revenues reflects a $23.3 million increase in net revenues attributable to acquired operations and a $2.6 million, or 4.7% increase in net revenues from existing operations. The substantial increase in net revenues from acquired operations is due primarily to the full period results of the 27 funeral homes and 13 cemeteries acquired in 1995 and the partial period results of the 59 funeral homes and three cemeteries acquired in 1996. The remainder of the increase in net revenues of $2.1 million results from the buyout of several long-term licensing and lease agreements related to three funeral homes which had been previously operated by a third party since January 1993.

     Gross profit for the year ended December 31, 1996 increased 51.1% to $26.1 million from $17.3 million for the year ended December 31, 1995. The increase in gross profit reflects a $6.1 million increase attributable to acquired operations and $1.7 million, or 10.7% increase from existing operations. The increase in gross profit from existing operations was attributable primarily to increased revenues at both funeral home and cemetery operations as well as improved operational efficiencies at funeral home operations. The remainder of the increase in gross profit of $1.0 million relates to the gain recognized on the buyout of the long-term licensing and lease agreements.

     FUNERAL HOME SEGMENT. The following table sets forth certain information regarding the net revenues and gross profit of the Company from its funeral home operations during the years ended December 31, 1996 and 1995.

                                            YEAR ENDED
                                           DECEMBER 31,             CHANGE
                                       --------------------  -------------------
                                         1996       1995      AMOUNT    PERCENT
                                       ---------  ---------  ---------  -------
                                                 (DOLLARS IN THOUSANDS)
Net revenues:
     Existing operations.............  $  32,212  $  30,630  $   1,582    5.2%
     Acquired operations.............     22,642      5,631     17,011      *
     Buyout..........................      2,085         --      2,085      *
                                       ---------  ---------  ---------
           Total funeral net
             revenues................  $  56,939  $  36,261  $  20,678   57.0%
                                       =========  =========  =========
Gross profit:
     Existing operations.............  $   9,602  $   7,758  $   1,844   23.8%
     Acquired operations.............      5,448      1,061      4,387      *
     Buyout..........................        950         --        950      *
                                       ---------  ---------  ---------
           Total funeral gross
             profit..................  $  16,000  $   8,819  $   7,181   81.4%
                                       =========  =========  =========
------------
* Not meaningful.

     Total funeral net revenues for the year ended December 31, 1996 increased 57.0% to $56.9 million from $36.3 million for the year ended December 31, 1995. The increase in funeral net revenues reflects a $17.0 million increase from acquired operations, a $1.6 million, or 5.2% increase from existing operations and $2.1 million related to the buyout of the long-term licensing and lease agreements. The increase in revenues from existing operations is primarily attributable to a 5.6% increase in the average revenue per regular funeral service performed partially offset by a decrease of approximately 0.8% in the number of regular funeral services performed.

     Total funeral gross profit for the year ended December 31, 1996 increased 81.4% to $16.0 million from $8.8 million for year ended December 31, 1995. The increase in funeral gross profit reflects a $4.4 million increase from acquired operations, a $1.8 million, or 23.8% increase from existing operations and $1.0 million related to the gain on the aforementioned buyout. Excluding the effects of the gain on the buyout, funeral gross margin improved to 27.4% from 24.3%. Funeral gross margin at existing operations improved to 29.8% from 25.3% primarily as a result of sales price increases exceeding the cost increases in merchandising and salaries as well as maximizing the leverage off of allocable fixed operating costs. Funeral gross margin at acquired operations improved to 24.1% from 18.8% primarily due to volume improvement, profitability enhancements and cost efficiencies beginning to be implemented. Depending on numerous factors including the size of an acquired operation, the proximity to other Company operations and market sensitivity, it may take 12 to 36 months before margin improvement is realized at an acquired operation as a result of new policies and procedures implemented by the Company.

     CEMETERY SEGMENT. The following table sets forth certain information regarding the net revenues and gross profit of the Company from its cemetery operations during the year ended December 31, 1996 and 1995.

                                       YEAR ENDED
                                      DECEMBER 31,             CHANGE
                                  --------------------  --------------------
                                    1996       1995      AMOUNT      PERCENT
                                  ---------  ---------  ---------    -------
                                            (DOLLARS IN THOUSANDS)
Net revenues:
     Existing operations......... $  26,811  $  25,750  $   1,061       4.1%
     Acquired operations.........     8,224      1,990      6,234         *
                                  ---------  ---------  ---------
           Total cemetery net
             revenues............ $  35,035  $  27,740  $   7,295      26.3%
                                  =========  =========  =========
Gross profit:
     Existing operations......... $   8,192  $   8,322  $    (130)     (1.6)%
     Acquired operations.........     1,945        155      1,790         *
                                  ---------  ---------  ---------
           Total cemetery gross
             profit.............. $  10,137  $   8,477  $   1,660      19.6%
                                  =========  =========  =========
------------
* Not meaningful.

     Total cemetery net revenues for the year ended December 31, 1996 increased 26.3% to $35.0 million from $27.7 million for the year ended December 31, 1995. The increase in cemetery net revenues reflects a $6.2 million increase from acquired operations and a $1.1 million, or 4.1%, increase from existing operations. The increase in net revenues from existing operations resulted primarily from an increase in preneed sales and income recognized on earnings from merchandise trusts partially offset by a 1.7% decrease in at need sales. The increase in preneed sales occurred primarily in the fourth quarter as a result of aggressive marketing programs instituted by the Company. The merchandise trust earnings increased as a result of higher average balances in such trusts as well as improved investment performance. The decrease in at need revenues was a result of slightly lower interment volume with no price increases.

     Total cemetery gross profit for the year ended December 31, 1996 increased 19.6% to $10.1 million from $8.5 million for the year ended December 31, 1995. The increase reflects a $1.8 million increase from acquired operations partially offset by a $.1 million, or 1.6%, decrease from existing operations. Cemetery gross margin at existing operations decreased to 30.6% from 32.3%, primarily as a result of higher selling and fixed operating costs as a percentage of revenue partially offset by lower maintenance expenses as a percentage of net revenues. Selling and fixed operating costs as a percentage of net revenues increased primarily as a result of inefficiencies incurred in connection with the consolidation of the Company's cemetery corporate operations from Georgia to Texas as well as the cemetery management transition which occurred in the middle of 1996. The decrease in maintenance expense as a percentage of net revenues from 1995 was primarily related to the increase in earnings recognized from perpetual care trusts. Earnings recognized from perpetual care trusts are used to defray maintenance and upkeep of the cemetery grounds. Although investments in perpetual care trusts are primarily conservative interest bearing instruments, earnings recognized from perpetual care trusts increased due to improved investment returns as well as to higher average balances in such trusts as compared to 1995. Cemetery gross margin at acquired operations was 23.7% for the year ended December 31, 1996 primarily because they had not been operated by the Company long enough to fully implement its preneed marketing programs to enable leveraging off of the maintenance and fixed operating costs which generally start being incurred immediately after the acquisition.

     General and administrative expenses for the year ended December 31, 1996 increased $1.1 million, or 22.3% over the year ended December 31, 1995. This increase resulted primarily from increased personnel costs as well as professional fees and insurance necessary to support a higher rate of growth and, to a lesser extent, increased facility and travel expense as a result of consolidating the cemetery corporate operations from Georgia to the Company's corporate headquarters in Lufkin, Texas. Additionally, general and administrative expenses for the year ended December 31, 1996 include $.3 million of legal fees incurred in connection with an action brought against the Company by Loewen associated with SCI's attempted takeover bid for Loewen, which has since been terminated. This expense was offset by a $.6 million gain related to insurance proceeds received on a funeral home facility which was destroyed by fire. General and administrative expenses as a percentage of net revenues, excluding the effects of the gain on the aforementioned buyout, decreased to 6.5% in the year ended December 31, 1996 from 7.5% in the corresponding period in 1995, reflecting economies of scale realized by the Company as expenses are spread over a larger revenue base. While increases in general and administrative costs are expected in the future to adequately support the Company's infrastructure, management believes that such costs should decrease as a percentage of net revenues as the Company continues to leverage off of an increasingly greater revenue base.

     Interest expense for the year ended December 31, 1996 increased $167,000, or 7.6% from the year ended December 31, 1995. The increase was the result of overall higher average levels of indebtedness partially offset by a lower average interest rate on borrowed funds in 1996 as compared to 1995. Although the average levels of indebtedness for the last half of 1996 were actually lower than the comparable period in 1995 as a result of the repayment of all amounts borrowed under the Credit Facility from the proceeds of the May 1996 equity offering, it did not completely offset the much higher average levels of indebtedness in the first half of 1996 as compared to the same period in 1995. Interest income of approximately $.3 million related to temporary investment of the May 1996 equity offering proceeds has been netted against interest expense.

     The Company's effective tax rate for the year ended December 31, 1996 was 42.4% compared to 39.5% for the year ended in December 31, 1995. The higher rate in 1996 was due primarily to an increase in the Company's statutory federal income tax rate from 34% to 35% as the Company exceeded the taxable income threshold requiring the higher tax rate during 1996, and a one-time charge of $.6 million to revalue the Company's deferred tax liability accounts to appropriately reflect the higher statutory rate. This was partially reduced by the utilization of state net operating loss carryforwards. The Company expects the effective tax rate for income generated in 1997 will be approximately 40%.

     YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31,
1994. Total net revenues for the year ended December 31, 1995 increased $14.7 million or 29.8% over 1994. The increase resulted primarily from an $8.9 million or 32.4% increase in funeral net revenues and a $5.8 million or 26.6% increase in cemetery net revenues due primarily to the full year results of the 12 funeral homes and 5 cemeteries acquired in 1994 (exclusive of the MLI acquisition which was effective January 1, 1994) and the partial year results of the 27 funeral homes and 13 cemeteries acquired in 1995.

     Gross profit for the year ended December 31, 1995 increased $3.6 million or 25.9% over 1994. Of this increase, $2.5 million was attributable to acquired funeral home and cemetery operations and the balance was primarily attributable to increased revenues and operational efficiencies at existing cemeteries.

     FUNERAL HOME SEGMENT. The following table sets forth certain information regarding the net revenues and gross profit of the Company from its funeral home operations during the years ended December 31, 1995 and 1994.

                                         YEAR ENDED
                                        DECEMBER 31,             CHANGE
                                    --------------------  --------------------
                                      1995       1994      AMOUNT      PERCENT
                                    ---------  ---------  ---------    -------
                                              (DOLLARS IN THOUSANDS)
Net revenues:
     Existing operations..........  $  25,376  $  25,826  $    (450)     (1.7)%
     Acquired operations..........     10,885      1,556      9,329         *
     Disposed operations..........         --         --         --        --
                                    ---------  ---------  ---------
           Total funeral net
             revenues.............  $  36,261  $  27,382  $   8,879      32.4%
                                    =========  =========  =========
Gross profit:
     Existing operations..........  $   6,630  $   7,200  $    (570)     (7.9)%
     Acquired operations..........      2,189        380      1,809         *
     Disposed operations..........         --         --         --        --
                                    ---------  ---------  ---------
           Total funeral gross
             profit...............  $   8,819  $   7,580  $   1,239      16.3%
                                    =========  =========  =========
------------
* Not meaningful.

     Total funeral net revenues for the year ended December 31, 1995 increased $8.9 million or 32.4% over 1994. The increase in net revenues reflects a $9.3 million increase in net revenues attributable to acquired operations offset by a $.4 million or 1.7% decrease in net revenues from existing operations. The decrease in net revenues from existing operations resulted from a decrease of approximately 6.4% in the number of regular funeral services performed partially offset by a 5.0% increase in the average revenue per regular funeral service performed. The decrease in the number of funeral services performed by the Company was reflective of an overall decrease in the United States death rate in 1995 compared to 1994.

     Total funeral gross profit for the year ended December 31, 1995 increased $1.2 million or 16.3% over 1994. The increase in gross profit reflects a $1.8 million increase in gross profit attributable to acquired operations offset by a $.6 million or 7.9% decrease in gross profit from existing operations. Total funeral gross margin decreased to 24.3% in 1995 from 27.7% in 1994 primarily as a result of the lower death rate and lower margins from acquired operations. Due to the relatively fixed cost structure of funeral home operations, lower marginal costs on incremental funeral services performed were not achieved due to the decrease in regular funeral services performed in 1995, resulting in a gross margin decrease at existing properties to 26.1% in 1995 from 27.9% in 1994. Funeral gross margin at acquired operations decreased to 20.1% in 1995 from 24.4% in 1994 as a result of the decrease in regular funeral services performed in 1995 and the fact that the acquired operations were not operated long enough by the Company to fully realize the revenue-enhancement and cost efficiencies implemented by the Company subsequent to their acquisition.

     CEMETERY SEGMENT. The following table sets forth certain information regarding the net revenues and gross profit of the Company from its cemetery operations during the years ended December 31, 1995 and 1994.

                                         YEAR ENDED
                                        DECEMBER 31,             CHANGE
                                    --------------------  --------------------
                                      1995       1994      AMOUNT      PERCENT
                                    ---------  ---------  ---------    -------
                                              (DOLLARS IN THOUSANDS)
Net revenues:
     Existing operations..........  $  24,065  $  21,150  $   2,915      13.8%
     Acquired operations..........      3,675        769      2,906         *
     Disposed operations..........         --         --         --        --
                                    ---------  ---------  ---------
           Total cemetery net
             revenues.............  $  27,740  $  21,919  $   5,821      26.6%
                                    =========  =========  =========
Gross profit:
     Existing operations..........  $   7,699  $   6,097  $   1,602      26.3%
     Acquired operations..........        778         60        718         *
     Disposed operations..........         --         --         --        --
                                    ---------  ---------  ---------
           Total cemetery gross
             profit...............  $   8,477  $   6,157  $   2,320      37.7%
                                    =========  =========  =========
------------
* Not meaningful.

     Total cemetery net revenues for the year ended December 31, 1995 increased $5.8 million or 26.6% over 1994. The increase in net revenues reflects a $2.9 million increase in net revenues attributable to acquired operations and a $2.9 million or 13.8% increase in net revenues from existing operations. The increase in net revenues from existing operations resulted from an increase in preneed sales, contract interest income and income recognized on earnings from merchandise trusts. Preneed sales increased as a result of aggressive marketing throughout the year. The contract interest income increased as a result of higher cemetery installment receivable balances due to increased preneed sales and acquisitions. The merchandise trust income increased as a result of higher balances in such trusts as well as better investment performance.

     Total cemetery gross profit for the year ended December 31, 1995 increased $2.3 million or 37.7% over 1994. The increase in gross profit reflects a $.7 million increase attributable to acquired operations and $1.6 million or 26.3% increase from existing operations. Total cemetery gross margin increased to 30.6% in 1995 from 28.1% in 1994 primarily as a result of a higher gross margin at existing operations, which increased to 32.0% in 1995 from 28.8% in 1994. The increased margin at existing operations resulted primarily from reduced sales costs and fixed operating costs partially offset by increased maintenance expense as a percentage of cemetery net revenues. Sales costs as a percentage of cemetery net revenues decreased as a result of the Company restructuring the deferred compensation and selling programs for the cemetery sales and marketing professionals. The fixed operating costs decreased as a percentage of cemetery net revenues due to a nominal increase in these costs being spread over a larger revenue base. Maintenance expense as a percentage of cemetery net revenues increased over 1994 due primarily to reduced earnings recognized from perpetual care trusts. The earnings are used to defray maintenance and upkeep of the cemetery grounds. Investments in the perpetual care trusts are conservative interest bearing instruments whose investment return in 1995 was lower than 1994, resulting in lower earnings being recognized.

     General and administrative expenses for the year ended December 31, 1995 increased $.9 million or 23.1% over 1994. The increase resulted primarily from increased personnel and corporate development expenses as well as professional fees necessary to support a higher rate of growth and the Company's public reporting responsibilities following its initial public offering. General and administrative expenses as a percentage of net revenues decreased to 7.5% in 1995 from 7.9% in 1994, reflecting economies of scale realized by the Company as the expenses were spread over a larger revenue base.

     Interest expense for the year ended December 31, 1995 decreased $1.0 million or 30.6% from 1994. The decrease was primarily attributable to a decrease in indebtedness resulting from the repayment of $43.0 million in debt with proceeds from the Company's initial public offering in October 1994, partially offset by increases in borrowings to finance acquisitions during 1995. The decrease was also the result of a lower average interest rate on borrowed funds in 1995 compared to 1994.

     The Company's effective tax rate for the year ended December 31, 1995 was 39.5% compared to 40.9% in 1994. The tax rates were higher than the Company's statutory federal rate of 34% due primarily to the effect of state income taxes and nondeductible expenses. The decrease in the effective tax rate in 1995 as compared to 1994 primarily relates to the utilization of effective state tax strategies.

     The extraordinary item in 1994 of $.2 million, net of an income tax benefit of $.1 million, reflects a charge recorded in the fourth quarter recognizing the effect of the Company's write-off of the deferred loan costs associated with indebtedness that was retired with the proceeds from the Company's initial public offering in October 1994.

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

     Cash and cash equivalents totaled $12.7 million at December 31, 1996, representing an increase of $6.4 million from December 31, 1995. For the year ended December 31, 1996, net cash flow from operating activities was approximately $4.2 million. Cash used in investing activities totaled approximately $25.5 million. Cash provided by financing activities amounted to approximately $27.7 million. Significant components of cash flow generated from operating activities include net income adjusted for non-cash items partially offset by an increase in receivables of $12.4 million primarily attributable to a 27.9% increase in preneed cemetery sales which are usually financed on an installment basis over 36 months. Significant components of cash used in investing activities included $2.3 million of capital expenditures related to additions and improvements at several funeral home and cemetery facilities (including $.9 million to rebuild a funeral home facility destroyed by fire in 1996), $2.1 million related to the acquisition of professional vehicles and cemetery maintenance equipment, $.6 million related to a new telephone system and furnishings to accommodate the consolidation of cemetery corporate operations at the Company's corporate headquarters in Lufkin, Texas, and the purchase for $.3 million of a funeral home operation that was previously leased. Additionally, the Company utilized approximately $21.5 million of internal funds to consummate funeral home and cemetery acquisitions during the year ended December 31, 1996. Partially offsetting these investing activities' uses of cash was approximately $2.1 million of proceeds received in April 1996 related to the buyout of several long-term licensing and lease agreements and $.9 million of insurance proceeds related to the funeral home facility destroyed by fire discussed above. Significant components of cash provided by financing activities included the proceeds of approximately $73.0 million from the issuance of Common Stock in connection with the Company's equity offering consummated in May 1996 partially offset by payoffs of $52.7 million borrowed under the Company's Credit Facility, lump sum payments of $2.2 million to extinguish seller financed notes and normal scheduled payments on debt.

     Long-term debt, including current maturities, at December 31, 1996 totaled $49.7 million as compared to $55.1 million at December 31, 1995. The decrease was principally attributable to the payoff of $50.0 million outstanding under the Credit Facility with proceeds from the Company's equity offering in May 1996. Long-term debt at December 31, 1996 consisted of $35.0 million drawn under the Credit Facility and $14.7 million owed under various notes payable to sellers of funeral homes and cemeteries. Approximately $25.9 million of the indebtedness outstanding under the Credit Facility was incurred in connection with acquisitions made in 1996 and the remaining $9.1 million will be used in 1997 for cemetery and funeral home acquisitions, the payoff of existing seller financing and general corporate purposes. The total amount available to be borrowed under the Credit Facility was increased from $60 million to $100 million in February 1996. The Credit Facility also supports letters of credit totaling $3 million related to one of the Company's 1996 acquisitions. At December 31, 1996, $62.0 million was available for borrowings under the Credit Facility. Any amounts repaid under the Credit Facility are available for future borrowings under the terms of the Credit Facility.

     Borrowings under the Credit Facility bear interest, at the Company's option, at either (i) the prime rate plus up to 0.25% per annum or (ii) the London Interbank Offered Rate plus 0.75% up to 1.50% per annum, depending on the Company's leverage ratio, as defined. The weighted average interest rate on amounts borrowed under the Credit Facility was 6.39% at December 31, 1996. The Credit Facility was extended in September 1996 and is due October 1999, contains customary restrictive covenants, permits the payment of dividends only to the extent the Company maintains a specified net worth and requires the Company to maintain certain financial ratios. The Credit Facility is guaranteed by all of the Company's subsidiaries.

     On May 1, 1996, the Company completed a public offering of 4,335,000 shares of its Common Stock at $18.00 per share for net proceeds of $73.0 million. In June 1995, the Company filed a shelf registration statement relating to shares of Common Stock to be used to fund acquisitions. During 1996, the Company issued approximately 113,000 shares of Common Stock pursuant to the shelf registration statement to fund acquisitions. As of December 31, 1996, approximately 878,000 shares of Common Stock remained available for issuance pursuant to this shelf registration statement.

     In February 1997, the Company received net proceeds of approximately $22.1 million in connection with the issuance and sale by the Company of 1,199,178 shares of Common Stock at $19.25 per share pursuant to the underwriters' exercise of an overallotment option granted by the Company in the registration and sale of shares of Common Stock owned by SCI.

     The Company currently expects to acquire funeral homes and cemeteries for purchase prices aggregating approximately $65 million in 1997. The Company anticipates that the consideration for future acquisitions will consist of a combination of cash, long-term notes, the assumption of existing indebtedness of the acquired businesses, and, in some cases, the issuance of additional shares of the Company's Common Stock. The Company anticipates making ongoing capital expenditures of approximately $7.9 million in 1997. Additionally, the Company approved the authorization to expend approximately $4.5 million to construct two new funeral home facilities and approximately $1.6 million to perform significant renovations and improvements on certain of its funeral home facilities.

     Management believes that cash flow from operations and the borrowing capacity available under the Credit Facility should be sufficient to meet its anticipated capital expenditures and other operating requirements and to fund anticipated acquisitions through the middle of 1998. However, because future cash flows and the availability of financing are subject to a number of variables, such as the number and size of acquisitions made by the Company, there can be no assurance that the Company's capital resources will be sufficient to maintain currently planned levels of capital expenditures, or to fund future acquisitions. Additional debt and equity financings may be required in connection with future acquisitions. The availability of these capital sources will depend on prevailing market conditions and interest rates and the then-existing financial condition of the Company.

SEASONALITY

     Although the deathcare business is relatively stable and fairly predictable, the Company's results of operations may periodically fluctuate due to limited seasonality. Revenues from the Company's funeral home operations tend to be somewhat greater in the first and fourth quarters of each calendar year while revenues from its cemetery operations tend to be somewhat greater in the second and fourth quarters of each calendar year.

INFLATION

     Inflation has not had a significant impact on the results of operations of the Company during the last three years.

RECENT FASB PRONOUNCEMENTS

     In February 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share" which simplifies the standards for computing and presenting earnings per share ("EPS") and makes them comparable to international EPS standards. This statement is effective for the year ending December 31, 1997. Earlier application is not permitted and restatement of prior period EPS data is required. The Company does not believe implementation of SFAS No. 128 will have a material impact on its EPS.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required by this Item 8 are incorporated under
Item 14 in Part IV of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item as to the directors and executive officers of the Company is hereby incorporated by reference from the information appearing under the captions " -- Election of Directors -- Directors and Nominees for Director," " -- Executive Officers" and "Section 16(a)
Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Securities and Exchange Commission (the "Commission") pursuant to the
Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 120 days of the end of the Company's fiscal year ended December 31, 1996.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item as to the management of the Company is hereby incorporated by reference from the information appearing under the captions "Executive Compensation" and "Election of Directors -- Director Compensation" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act within 120 days of the end of the Company's fiscal year ended December 31, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item as to the ownership by management and others of securities of the Company is hereby incorporated by reference from the information appearing under the caption "Voting Securities and Principal Stockholders" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act within 120 days of the end of the Company's fiscal year ended December 31, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Until February 1997, SCI and its subsidiaries owned approximately 43% of the shares of the Company's outstanding Common Stock. SCI disposed of all of the shares beneficially owned by it and its subsidiaries in February 1997. In addition, T. Craig Benson, a vice president of SCI, served as a director of the Company until December 1996. As described in "Item 2 -- Properties" above, the Company leased certain vehicles from SCI during 1996.

     During 1996, the Company acquired 12 funeral homes located in Florida, Maine, West Virginia, Iowa and Texas (the "SCI Businesses") from SCI. Total consideration for the acquisitions consisted of approximately $13.0 million in cash. The consideration was determined through negotiations between the Company and representatives of the SCI Businesses. The SCI Businesses are funeral homes providing deathcare services, including all services related to funerals, providing funeral facilities and vehicles, and selling related merchandise.

     Additional information required by this item as to certain business relationships and transactions with management and other related parties of the Company is hereby incorporated by reference to such information appearing under the captions "Executive Compensation -- Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act within 120 days of the end of the Company's fiscal year ended December 31, 1996.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1  FINANCIAL STATEMENTS

     The following financial statements and the Report of Independent Accountants are filed as a part of this report on the pages indicated:

                                        PAGE
                                        ----
Report of Independent Accountants....   F-2
Consolidated Balance Sheet as of
  December 31, 1996 and 1995.........   F-3
Consolidated Statement of Operations
  for the Years Ended
  December 31, 1996, 1995 and 1994...   F-4
Consolidated Statement of Changes in
  Stockholders' Equity for
  the Years Ended December 31, 1996,
  1995 and 1994......................   F-5
Consolidated Statement of Cash Flows
  for the Years Ended
  December 31, 1996, 1995 and 1994...   F-6
Notes to Consolidated Financial
  Statements.........................   F-7

     (a) 2  FINANCIAL STATEMENT SCHEDULES

     The following Financial Statement Schedule and the Report of Independent Accountants on Financial Statement Schedule are included in this report on the pages indicated:

                                        PAGE
                                        ----
Report of Independent Accountants on
  Financial Statement Schedule.......   S-1
Financial Statement Schedule
     II -- Valuation and Qualifying
       Accounts......................   S-2

     All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

     (a) 3  EXHIBITS

     The exhibits to this report have been included only with the copies of this report filed with the Commission. Copies of individual exhibits will be furnished to stockholders upon written request to the Company and payment of a reasonable fee.

EXHIBIT NO.                     DESCRIPTION
-----------                     -----------
  3.1+     --  Amended and Restated Certificate of Incorporation (filed as
               Exhibit 4.1 to the Company's Registration Statement on Form S-8
               (Reg. No. 33-98052))

  3.2+     --  Amended and Restated Bylaws (filed as Exhibit 4.3 to the
               Company's Registration Statement on Form S-8 (Reg. No. 33-98052))

  4.1+     --  Form of Certificate representing shares of Common Stock (filed as
               Exhibit 4.1 to the Company's Registration Statement on Form S-1
               (Reg. No. 33-82546))

  4.2+     --  Stockholder Rights Agreement, dated October 13, 1994, between the
               Company and American Stock Transfer & Trust Company, as Rights
               Agent (filed as Exhibit 4.2 to the Company's Annual Report on
               Form 10-K for the year ended December 31, 1994)

  4.3+     --  Certificate of Designation of the Series One Junior Participating
               Preferred Stock (filed as Exhibit 4.2 to the Company's
               Registration Statement on Form S-8 (Reg. No. 33-98052))

  4.4+     --  First Amendment to Stockholder Rights Agreement, dated September
               10, 1996, between the Company and American Stock Transfer & Trust
               Company, as Rights Agent (filed as Exhibit 6 to the Company's
               Registration Statement on Form 8-A/A (Amendment No. 2)).

  4.5+     --  Registration Agreement, dated December 22, 1995, among Equity
               Corporation International, Investment Capital Corporation and
               Service Corporation International (filed as Exhibit 4.1 to the
               Company's Registration Statement on Form S-3 (Reg. No. 33-80841))

 10.1+*    --  Employment Agreement, dated February 1, 1994, between the Company and James P. Hunter, III (filed as Exhibit 10.1 to the Company's
               Registration Statement on Form S-1 (Reg. No. 33-82546))

 10.2+*    --  Employment Agreement, dated March 7, 1994, between the Company and Jack D. Rottman (filed as Exhibit 10.4 to the Company's
               Registration Statement on Form S-1 (Reg. No. 33-82546))

 10.3+*    --  Employment Agreement, dated July 22, 1994, between the Company and Billy C. Wells (filed as Exhibit 10.5 to the Company's
               Registration Statement on Form S-1 (Reg. No. 33-82546))

 10.4+*    --  Employment Agreement, dated February 1, 1995, between the Company and W. Cardon Gerner (filed as Exhibit 10.23 to the Company's
               Annual Report on Form 10-K for the year ended December 31, 1994)

 10.5+*    --  Employment Agreement, dated April 8, 1996 between the Company and
               William C. McNamara (filed as Exhibit 99.2 to the Company's report on Form 8-K filed on May 3, 1996)

 10.6+*    --  Stockholder's Agreement, dated June 30, 1994, between the Company and Jack D. Rottman (filed as Exhibit 10.7 to the Company's
               Registration Statement on Form S-1 (Reg. No. 33-82546))

 10.7+     --  Stock Registration Agreement, dated February 1, 1994, among the
               Company and Investment Capital Corporation, James P. Hunter, III and Robert W. Loftis (filed as Exhibit 10.10 to the Company's
               Registration Statement on Form S-1 (Reg. No. 33-82546))

 10.8+     --  First Amendment to Stock Registration Agreement, dated September
               1, 1994, among the Company and Investment Capital Corporation,
               Kanawha, L.L.C., James P. Hunter, III and Robert W. Loftis (filed as Exhibit 10.11 to the Company's Registration Statement on Form
               S-1 (Reg. No. 33-82546))

 10.9+     --  Second Amendment to Stock Registration Agreement, dated May 31,
               1995, among the Company and James P. Hunter, III, Investment
               Capital Corporation, Kanawha, L.L.C., The Loftis Foundation, Inc.
               and Robert Wayne Loftis (filed as Exhibit 10.12 to the Company's
               Registration Statement on Form S-1 (Reg. No. 33-92876))

 10.10     --  Equity Corporation International Amended and Restated 1994
               Long-Term Incentive Plan (amended as of October, 1996)

 10.11+*   --  Form of Incentive Stock Option Agreement for Executive Officers
               under the 1994 Long-Term Incentive Plan (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended
               December 31, 1994)

 10.12+*   --  Form of Nonqualified Stock Option Agreement for Executive
               Officers under the 1994 Long-Term Incentive Plan (filed as
               Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994)

 10.13+*   --  Form of Non-Qualified Stock Option Agreement for employees under the 1994 Long-Term Incentive Plan (filed as Exhibit 10.12 to the
               Company's Annual Report on Form 10-K for the year ended December
               31, 1995)

 10.14+*   --  Form of Non-Qualified Employee Stock Option Agreement for
               employees of the Cemetery Division under the 1994 Long-Term
               Incentive Plan (filed as Exhibit 10.13 to the Company's Annual
               Report on Form 10-K for the year ended December 31, 1995)

 10.15+*--     Form of Nonqualified Stock Option Agreement for Non-Employee
               Directors under the 1994 Long-Term Incentive Plan (filed as
               Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994)

 10.16+*   --  Option #2 of Amendment and Restatement of Agreement between ECI
               Cemetery Services, Inc. and certain employees concerning replacement of former deferred compensation arrangements with restricted stock award programs (filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December
               31, 1995)

 10.17+*   --  Option #3 of Amendment and Restatement of Agreement between ECI
               Cemetery Services, Inc. and certain employees concerning replacement of former deferred compensation arrangements with restricted stock award programs (filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December
               31, 1995)

 10.18+    --  Form of Indemnification Agreement with Executive Officers and
               Directors (filed as Exhibit 10.13 to the Company's Registration
               Statement on Form S-1 (Reg. No. 33-82546))

 10.19+    --  Form of Vehicle Lease Agreement between the Company and SCI
               Funeral Services of Texas, Inc. and related Assignment of Vehicle
               Lease (filed as Exhibit 10.15 to the Company's Registration
               Statement on Form S-1 (Reg. No. 33-82546))

 10.20+    --  Formation Agreement, dated November 30, 1993, among Investment
               Capital Corporation, James P. Hunter, III, ECI Capital
               Corporation, Robert W. Loftis, Ronnie Shivers, Robert Lucky and
               MLI/The Loftis Corporation (filed as Exhibit 10.21 to the
               Company's Registration Statement on Form S-1 (Reg. No. 33-82546))

 10.21+    --  Purchase and Sale Agreement, dated September 8, 1994, between ECI
               Services of Texas, Inc., JPH Properties, Inc., James P. Hunter,
               III, Hunter-Metcalf Properties and Ruth Metcalf (filed as Exhibit
               10.22 to the Company's Registration Statement on Form S-1 (Reg.
               No. 33-82546))

 10.22+    --  Credit Agreement, dated October 26, 1994, among the Company, the
               Banks named therein and NationsBank of Texas, N.A., as agent for the Banks (filed as Exhibit 10.1 to the Company's Quarterly
               Report on Form 10-Q for the quarterly period ended September 30,
               1994)

 10.23+    --  Amendment No. 1, dated August 31, 1995, to Credit Agreement listed as Exhibit 10.21 hereto (filed as Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995)

 10.24+    --  Amendment No. 2, dated February 12, 1996, to Credit Agreement listed as Exhibit 10.21 hereto (filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December
               31, 1995)

 10.25*    --  Consulting Agreement, dated as of September 12, 1996, between the
               Company and James P. Hunter, III

 11.1      --  Statement regarding computation of per share earnings

 21.1      --  List of Subsidiaries as of December 31, 1996

 23.1      --  Consent of Coopers & Lybrand L.L.P.

 24.1      --  A power of attorney, pursuant to which amendments to this Report may be filed, is included on the signature page contained in Part IV of this Report

 27.1      --  Financial Data Schedule
------------
+ Incorporated herein by reference to the indicated filing.

* Management contract or compensatory plan.

     (b)  REPORTS ON FORM 8-K

     The Company filed a Form 8-K on October 16, 1996 with respect to the acquisition of 11 funeral homes from SCI. No financial statements were filed.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF LUFKIN, STATE OF TEXAS ON MARCH 27, 1997.

                                     EQUITY CORPORATION INTERNATIONAL

                                        By: /s/ JAMES P. HUNTER, III
                                                JAMES P. HUNTER, III
                                          CHAIRMAN OF THE BOARD, PRESIDENT
                                                       AND
                                             CHIEF EXECUTIVE OFFICER

                               POWER OF ATTORNEY

     We, the undersigned, directors and officers of Equity Corporation International (the "Company"), do hereby severally constitute and appoint
James P. Hunter, III and W. Cardon Gerner and each or any of them, our true and lawful attorneys and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys and agents, and each or any of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys and agents, and each of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

      SIGNATURE                     TITLE                             DATE
----------------------   -------------------------------------   ---------------
s/JAMES P. HUNTER, III   Chairman of the Board, President and     March 27, 1997
  JAMES P. HUNTER, III     Chief Executive Officer (Principal
                           Executive Officer)

 /s/W. CARDON GERNER     Senior Vice President -- Chief           March 27, 1997
    W. CARDON GERNER       Financial Officer (Principal
                           Financial and Accounting Officer)

/s/J. PATRICK DOHERTY    Director                                 March 27, 1997
   J. PATRICK DOHERTY

  /s/JACK T. HAMMER      Director                                 March 27, 1997
     JACK T. HAMMER

 /s/THOMAS R. McDADE     Director                                 March 27, 1997
    THOMAS R. MCDADE

 /s/KENNETH W. SMITH     Director                                 March 27, 1997
    KENNETH W. SMITH

                        EQUITY CORPORATION INTERNATIONAL
                          INDEX TO FINANCIAL STATEMENTS

                                        PAGE
                                        -----

AUDITED CONSOLIDATED FINANCIAL
  STATEMENTS:

     Report of Independent
       Accountants...................     F-2

     Consolidated Balance Sheet as of
       December 31, 1996 and 1995....     F-3

     Consolidated Statement of
       Operations for the Years Ended
       December 31, 1996, 1995 and
       1994..........................     F-4

     Consolidated Statement of
       Changes in Stockholders'
       Equity for the Years Ended
       December 31, 1996, 1995 and
       1994..........................     F-5

     Consolidated Statement of Cash
       Flows for the Years Ended
       December 31, 1996, 1995 and
       1994..........................     F-6

     Notes to Consolidated Financial
       Statements....................     F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Equity Corporation International:

     We have audited the accompanying consolidated balance sheet of Equity Corporation International and subsidiaries, as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equity Corporation International and subsidiaries as of December 31, 1996 and 1995 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          COOPERS & LYBRAND L.L.P.

Houston, Texas
March 6, 1997

                        EQUITY CORPORATION INTERNATIONAL
                           CONSOLIDATED BALANCE SHEET
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                             DECEMBER 31,
                                       ------------------------
                                            1996         1995
                                       -----------  -----------
               ASSETS
Current assets:
     Cash and cash equivalents.......  $    12,654  $     6,233
     Receivables, net of
       allowances....................        9,050        5,490
     Inventories.....................        6,029        5,060
     Other...........................        1,825        1,177
                                       -----------  -----------
                Total current
                    assets...........       29,558       17,960
Preneed funeral contracts............      156,028      102,889
Cemetery properties, at cost.........       84,706       77,435
Long-term receivables, net of
  allowances.........................       37,226       30,767
Property, plant and equipment, at
  cost (net).........................       57,263       36,417
Deferred charges and other assets....        7,986        7,352
Names and reputations (net)..........       71,124       32,339
                                       -----------  -----------
                Total assets.........  $   443,891  $   305,159
                                       ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued
       liabilities...................  $     6,943  $     5,532
     Income taxes payable............          294        1,108
     Deferred income taxes...........        2,605        1,692
     Current maturities of long-term
       debt..........................          537          535
                                       -----------  -----------
                Total current
                    liabilities......       10,379        8,867
Deferred preneed funeral contract
  revenues...........................      161,153      107,969
Long-term debt.......................       49,197       54,518
Deferred cemetery costs..............       21,268       19,912
Deferred income taxes................       22,799       21,340
Other liabilities....................        1,631          888
Commitments and contingencies........
Stockholders' equity:
     Preferred stock.................           --           --
     Common stock, $.01 par value;
       50,000,000 shares authorized;
       19,322,723 and 14,847,251
       issued and outstanding in 1996
       and 1995, respectively........          193          148
     Capital in excess of par
       value.........................      157,468       82,040
     Retained earnings...............       19,803        9,477
                                       -----------  -----------
                Total stockholders'
                    equity...........      177,464       91,665
                                       -----------  -----------
                Total liabilities and
                    stockholders'
                    equity...........  $   443,891  $   305,159
                                       ===========  ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                        EQUITY CORPORATION INTERNATIONAL
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                           YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                          1996       1995       1994
                                       ---------  ---------  ---------
Net revenues.........................  $  91,974  $  64,001  $  49,301
Costs and expenses...................     65,837     46,705     35,564
                                       ---------  ---------  ---------
Gross profit.........................     26,137     17,296     13,737
General and administrative
  expenses...........................      5,848      4,782      3,885
                                       ---------  ---------  ---------
     Income from operations..........     20,289     12,514      9,852
Interest expense.....................      2,374      2,207      3,178
                                       ---------  ---------  ---------
     Income before income taxes and
        extraordinary item...........     17,915     10,307      6,674
Provision for income taxes...........      7,589      4,071      2,728
                                       ---------  ---------  ---------
     Income before extraordinary
        item.........................     10,326      6,236      3,946
Extraordinary item -- early
  extinguishment of debt, net of
  income tax benefit of $102.........         --         --       (198)
                                       ---------  ---------  ---------
     Net income......................  $  10,326  $   6,236  $   3,748
                                       =========  =========  =========
Earnings per share:
     Continuing operations...........  $    0.57  $    0.42  $    0.39
     Extraordinary item..............         --         --      (0.02)
                                       ---------  ---------  ---------
     Net income......................  $    0.57  $    0.42  $    0.37
                                       =========  =========  =========
Weighted average number of common and
  equivalent shares outstanding......     18,068     14,835     10,002
                                       =========  =========  =========

   The accompanying notes are an integral part of the consolidated financial statements.

                        EQUITY CORPORATION INTERNATIONAL
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                            COMMON STOCK         CAPITAL IN    RETAINED     STOCKHOLDERS'
                                       ----------------------    EXCESS OF     EARNINGS         EQUITY
                                          SHARES       AMOUNT    PAR VALUE     (DEFICIT)      (DEFICIT)
                                       -------------   ------    ----------    ---------    --------------
Balance, December 31, 1993...........        628,140    $  6      $      (2)    $   (507)      $   (503)
     Net income......................             --      --             --        3,748          3,748
     Common stock issued:
           Reorganization............      5,896,860      59         20,785           --         20,844
           Officers and directors....        228,372       2          1,398           --          1,400
           Initial public offering...      5,692,500      57         44,604           --         44,661
           Acquisitions..............      2,242,987      23         13,910           --         13,933
                                       -------------   ------    ----------    ---------    --------------
Balance, December 31, 1994...........     14,688,859     147         80,695        3,241         84,083
     Net income......................             --      --             --        6,236          6,236
     Common stock issued:
           Acquisitions..............          8,332      --            119           --            119
           Option exercises..........        112,500       1          1,167           --          1,168
           Other.....................         37,560      --             59           --             59
                                       -------------   ------    ----------    ---------    --------------
Balance, December 31, 1995...........     14,847,251     148         82,040        9,477         91,665
     Net income......................             --      --             --       10,326         10,326
     Common stock issued:
           Equity offering...........      4,335,000      43         72,964           --         73,007
           Acquisitions..............        113,455       1          2,414           --          2,415
           Option exercises..........          1,999      --             22           --             22
           Other.....................         25,018       1             28           --             29
                                       -------------   ------    ----------    ---------    --------------
Balance, December 31, 1996...........     19,322,723    $193      $ 157,468     $ 19,803       $177,464
                                       =============   ======    ==========    =========    ==============

   The accompanying notes are an integral part of the consolidated financial statements.

                        EQUITY CORPORATION INTERNATIONAL
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                              YEAR ENDED DECEMBER 31,
                                       -------------------------------------
                                          1996         1995         1994
                                       -----------  -----------  -----------
Cash flows from operating activities:
  Net income.........................  $    10,326  $     6,236  $     3,748
  Adjustments to reconcile net income
     to net cash provided by
     operating activities:
        Depreciation and
           amortization..............        4,801        3,458        2,716
        Provision for bad debts and
           contract cancellations....        3,742        3,217        3,399
        (Gain) loss on sale of
           assets....................       (1,489)         (42)          51
        Deferred income taxes........        1,394          816          737
        Extraordinary item...........           --           --          198
  Changes in assets and liabilities,
     net of effects from
     acquisitions:
        Receivables..................      (12,382)      (7,482)      (7,004)
        Inventories..................          283         (282)          25
        Other current assets.........         (515)         263         (267)
        Other long-term assets.......       (2,636)      (2,998)      (2,093)
        Accounts payable and accrued
           liabilities...............        1,599         (998)       1,255
        Income taxes payable.........         (895)         901          (80)
        Preneed funeral contracts and
           associated deferred
           revenues..................          (36)         123        1,299
                                       -----------  -----------  -----------
           Net cash provided by
             operating activities....        4,192        3,212        3,984
                                       -----------  -----------  -----------
Cash flows from investing activities:
  Capital expenditures...............       (8,318)      (7,691)      (2,609)
  Proceeds from sale of assets.......        4,192           68           68
  Acquisitions, net of cash acquired
     (used)..........................      (21,541)        (906)       1,429
  Other..............................          196          106          214
                                       -----------  -----------  -----------
           Net cash used in investing
             activities..............      (25,471)      (8,423)        (898)
                                       -----------  -----------  -----------
Cash flows from financing activities:
  Net proceeds from issuance of
     common stock....................       73,029          974       46,061
  Borrowings on debt.................       11,615       11,123           --
  Payments on debt...................      (56,944)      (6,485)     (45,798)
  Dividends paid to preferred
     stockholder.....................           --           --         (261)
                                       -----------  -----------  -----------
           Net cash provided by
             financing activities....       27,700        5,612            2
                                       -----------  -----------  -----------
Increase in cash and cash
equivalents..........................        6,421          401        3,088
Cash and cash equivalents at
  beginning of year..................        6,233        5,832        2,744
                                       -----------  -----------  -----------
Cash and cash equivalents at end of
year.................................  $    12,654  $     6,233  $     5,832
                                       ===========  ===========  ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                        EQUITY CORPORATION INTERNATIONAL
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  CORPORATE ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  CORPORATE ORGANIZATION

     Equity Corporation International ("ECI") and its wholly owned subsidiaries (the "Company") is a provider of deathcare services and products primarily to communities located in non-metropolitan areas of the United States. At December 31, 1996, the Company operated 178 funeral homes and 64 cemeteries in 24 states.

     ECI was incorporated in January 1994 to effect the MLI/The Loftis Corporation ("MLI") acquisition and facilitate the reorganization of ECI Capital Corporation ("ECICC"). Effective January 1, 1994, the holders of ECICC common stock, redeemable preferred stock and a warrant for common stock exchanged their interest in ECICC for approximately 6,525,000 shares of ECI common stock. Additionally, as part of the formation of ECI, effective January 1, 1994, the holders of MLI exchanged their stock in MLI for approximately 2,175,000 shares of ECI common stock valued at approximately $13,333,000 and cash consideration of approximately $11,186,000 which ECI borrowed from an affiliate.

     Due to the common control by the stockholders of ECICC on the effective date of exchanging their securities with ECI, the transfer was accounted for at its historical cost in a manner similar to that in a pooling of interests. Accordingly, the historical consolidated financial statements and related notes of ECICC have been renamed to "ECI" and the stockholders' equity and earnings per share information of ECICC have been adjusted to reflect the capital structure of ECI. The acquisition of MLI has been accounted for as a purchase in accordance with APB No. 16 - "Business Combinations" and, accordingly, the assets and liabilities of MLI have been adjusted to their fair values effective January 1, 1994.

  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include ECI and all majority-owned subsidiaries. The former owner of one subsidiary owns shares of the subsidiary's nonvoting common stock under the terms of the shareholder agreement. This owner is entitled to an annual bonus under the terms of the shareholder agreement. Significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications of prior years have been made to conform to current period classifications.

  USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

  FUNERAL OPERATIONS

     The Company recognizes revenue on funeral sales at the time the services are performed. The Company's trade receivables consist primarily of funeral services already performed. An allowance for doubtful accounts has been provided for those accounts which management estimates will not be collected in the future. All price guaranteed preneed funeral sales contracts (including insurance funded contracts) are included in the accompanying consolidated balance sheet as a long-term asset with a corresponding credit to deferred preneed funeral contract revenues. Preneed funeral trust earnings are deferred until the funeral service is performed. Additionally, increasing benefits under insurance funded contracts are accrued and deferred until the funeral service is performed.

                        EQUITY CORPORATION INTERNATIONAL
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  CEMETERY OPERATIONS

     Preneed sales of cemetery interment rights, interment services and merchandise are recorded as revenues when customer contracts are executed with concurrent recognition of related costs. Costs related to the sales of cemetery interment rights include cemetery property and costs related to cemetery development activities and are charged to operations using the specific identification method. Costs related to sales of interment services and merchandise are based on actual costs incurred or estimates of future costs. Allowances for customer cancellations and refunds are provided at the date of sale based upon historical experience.

     Generally, a portion of the proceeds from the sale of cemetery interment rights is required by state law to be paid into perpetual care trust funds. Principal balances in these trusts (including in some states realized and unrealized capital gains) must generally be held in perpetuity. Accordingly, the trust fund corpus is not reflected in the Company's consolidated financial statements. Earnings from these trusts are recognized currently and are intended to defray cemetery maintenance costs. The amount of perpetual care funds trusted at December 31, 1996 and 1995 was approximately $16,249,000 and $14,326,000, respectively, and such principal generally cannot be withdrawn by the Company. Earnings recognized on perpetual care trusts for the years ended December 31, 1996, 1995 and 1994 were approximately $1,304,000, $934,000 and $1,102,000, respectively. Additionally, pursuant to state law, a portion of the proceeds from the sale of preneed cemetery merchandise may also be required to be paid into trust funds. The Company's preneed cemetery merchandise trusts funds had an aggregate balance at December 31, 1996 and 1995 of approximately $14,316,000 and $11,377,000, respectively, which approximated fair value. The Company recognizes income on these merchandise trusts in current cemetery net revenues as trust earnings accrue. Earnings recognized on merchandise trusts for the years ended December 31, 1996, 1995 and 1994 were approximately $1,113,000, $535,000 and
$234,000, respectively.

  CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

  INVENTORIES

     Inventories, consisting of funeral merchandise (primarily caskets) and cemetery merchandise (primarily vaults and crypts) are stated at cost, which is not in excess of market, determined using the first-in, first-out (FIFO) method for funeral merchandise and the average cost method for cemetery merchandise.

  PROPERTY, PLANT AND EQUIPMENT

     Depreciation and amortization of property, plant and equipment, which includes the amortization of assets recorded under capital leases, are provided using the straight-line method over the estimated useful lives of the various classes of depreciable assets, ranging from five to thirty-nine years. The Company periodically reviews its properties for possible impairment whenever events or changes in circumstance might indicate that the carrying amount of an asset may not be recoverable. Maintenance and repairs are charged to expense whereas renewals and major replacements are capitalized. Gains and losses from dispositions are included in operations.

  DEFERRED OBTAINING COSTS

     Included in "Deferred charges and other assets" are obtaining costs consisting of sales commissions and other direct marketing costs applicable to preneed funeral contracts which are deferred and recognized over 12 years, which approximates the expected timing of the performance of services

                        EQUITY CORPORATION INTERNATIONAL
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

related to preneed funeral contracts. The aggregate costs deferred as of December 31, 1996 and 1995 were approximately $1,582,000 and $1,225,000, respectively.

  COVENANTS NOT TO COMPETE

     Included in "Deferred charges and other assets" are prepaid noncompetition agreements entered into with former owners and key employees of businesses acquired. Noncompetition agreements are amortized using the straight-line method over the period of the agreement. At December 31, 1996 and 1995, prepaid covenants not to compete amounted to approximately $4,882,000 and $4,012,000, respectively.

  NAMES AND REPUTATIONS

     The excess of purchase price over the fair value of identifiable net tangible assets acquired in transactions accounted for as a purchase are included in "Names and reputations (net)" and generally are amortized on a straight-line basis over 40 years which, in the opinion of management, is not necessarily the minimum period benefited. Many of the Company's acquired funeral homes have provided high quality service to client families for many decades. The resulting client loyalty often represents a substantial portion of the value of a funeral business. The recoverability of Names and reputations is evaluated periodically as events or circumstances indicate a possible inability to recover its carrying amount. Recoverability is then determined by comparing the undiscounted net cash flows of the assets to which the Names and reputations applies to the net book value (including the Names and reputations) of those assets. The accumulated amortization of Names and reputations, at December 31, 1996 and 1995, was approximately $2,750,000 and $1,614,000, respectively. The amortization charged against income was approximately $1,214,000, $640,000, and $235,000 for the three years ended December 31, 1996, 1995 and 1994, respectively.

  EARNINGS PER SHARE

     Earnings per share is based on the weighted average number of shares outstanding during the period after consideration (i) for 1996 and 1995, the dilutive effect of stock options and restricted stock issued under the Company's 1994 Long-Term Incentive Plan based on the treasury stock method, and (ii) for 1994, the Company's issuance of 228,372 shares of common stock to certain officers and directors of the Company on June 30, 1994, reflected under the treasury stock method prior to issuance. Fully diluted earnings per share are not presented because such amounts would be the same as amounts computed for primary earnings per share or would be antidilutive.

  STOCK-BASED COMPENSATION PLANS

     In 1995, the Financial Accounting Standards Board ("FASB") issued
Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") which encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments based on a fair-value method of accounting. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations (Note 7).

  RECENT FASB PRONOUNCEMENTS

     In February 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share" which simplifies the standards for computing and presenting earnings per share ("EPS") and makes them comparable to international EPS standards. This statement is effective for the year ending December 31, 1997. Earlier application is not permitted and restatement of prior

                        EQUITY CORPORATION INTERNATIONAL
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED) period earnings per share data is required. The Company does not believe implementation of SFAS No. 128 will have a material impact on its EPS.

2.  ACQUISITIONS

     The following table is a summary of acquisitions made during the years ended December 31, 1996 and 1995:

                                         1996       1995
                                       ---------  ---------
                                           (DOLLARS IN
                                            THOUSANDS)
Number acquired:
     Funeral homes...................         59         27
     Cemeteries......................          3         13
Purchase price.......................  $  65,047  $  41,119

     The purchase price, in both years, consisted primarily of combinations of cash, common stock and debt issued. The excess of purchase price over the fair value of net assets acquired is included in Names and reputations (net). In connection with these acquisitions, the Company enters into customary employment, consulting and noncompetition agreements with certain employees and former owners of the businesses acquired. In certain situations, the Company will prepay a portion of the noncompetition agreements and amortize such prepayments on a straight-line basis over the terms of the agreements. The purchase prices indicated above do not include $832,000 and $2,188,000 for noncompetition agreements which were prepaid to individuals related to businesses acquired in 1996 and 1995, respectively. The acquisitions have been accounted for as purchases and their operating results have been included since their respective date of acquisition. Included in the 1996 totals are 12 funeral homes purchased from Service Corporation International ("SCI") for an aggregate purchase price of $13,005,000. SCI was a significant stockholder but is now no longer financially affiliated with the Company (Note 7).

                        EQUITY CORPORATION INTERNATIONAL
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The effect of acquisitions on the consolidated balance sheet at December 31, was as follows:

                                         1996       1995
                                       ---------  ---------
                                          (IN THOUSANDS)
Current assets.......................  $   3,994  $   2,232
Preneed funeral contracts............     41,365     19,700
Cemetery properties..................      6,036     15,123
Long-term receivables, net of
allowances...........................       (319)     4,793
Property, plant and equipment........     17,223      8,494
Deferred charges and other assets....        603      2,133
Names and reputations................     40,367     18,759
Current liabilities..................       (624)    (1,764)
Deferred preneed funeral contract
revenues.............................    (41,561)   (20,529)
Long-term debt.......................    (40,009)   (41,312)
Deferred cemetery costs..............       (803)    (3,721)
Deferred income taxes................       (978)    (2,580)
Noncurrent liabilities...............       (465)       (54)
Common stock issued..................     (2,415)      (119)
                                       ---------  ---------
     Total...........................     22,414      1,155
     Less cash acquired..............        873        249
                                       ---------  ---------
     Cash used for acquisitions......  $  21,541  $     906
                                       =========  =========

     The following represents the unaudited pro forma results of operations as if all of the above noted business combinations had occurred at the beginning of 1995:

                                        YEAR ENDED DECEMBER 31,
                                       -----------------------
                                          1996        1995
                                       -----------  ---------
                                       (IN THOUSANDS, EXCEPT
                                          PER SHARE DATA)
Net revenues.........................  $   107,857  $  98,645
Income before extraordinary item.....       11,401      7,664
Net income...........................       11,401      7,664
Earnings per common and equivalent
  share..............................  $      0.63  $    0.51

     The pro forma results of operations should not be construed as indicative of the Company's results of operations had the acquisitions been consummated on the dates indicated and are not intended to project the Company's results of operations for any future period.

     Subsequent to December 31, 1996, the Company acquired a cemetery in exchange for one of its funeral home facilities. In connection with the transaction, the Company received $250,000 in cash and will recognize a gain of approximately $750,000 in the first quarter of 1997.

3.  DISPOSITIONS

     During March 1996, the Company conveyed to SCI three funeral home operations which had been previously operated by an unaffiliated third party for an aggregate purchase price of $2,085,000. The three funeral homes had originally been acquired by the Company from SCI in May 1990. In January 1993, the Company entered into long-term agreements with the third party, under which the third party operated the three funeral homes. In February 1996, a subsidiary of SCI acquired the operations of the third party and assumed the long-term agreements with the Company. Included in net

                        EQUITY CORPORATION INTERNATIONAL
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED) revenues and related costs and expenses is $2,085,000 and $1,135,000, respectively, related to the transaction.

4.  PRENEED FUNERAL CONTRACTS AND DEFERRED PRENEED FUNERAL CONTRACT REVENUES

     The Company sells preneed funeral contracts through various programs providing for future funeral services at prices prevailing when the agreement is signed. These contracts are included in the consolidated balance sheet as "Preneed funeral contracts". Payments on these contracts are generally placed in trust (pursuant to state law) or are used to pay premiums on life insurance policies issued by third party insurers. When the services are performed, approximately $67,364,000 and $38,063,000 will be funded by trusts and approximately $88,664,000 and $64,826,000 will be funded by insurance policies as of December 31, 1996 and 1995, respectively. Accumulated earnings from trust funds and increasing insurance benefits have been included to the extent that they have accrued through December 31, 1996 and 1995, respectively. The cumulative total has been reduced by allowable cash withdrawals for trust earning distributions and amounts retained by the Company pursuant to various state laws. At December 31, 1996 and 1995, the amounts collected and held in trusts, at cost, which approximates market, were approximately $59,246,000 and $32,176,000, respectively. The amounts in trusts and all life insurance policies are generally transferred to the customer upon contract cancellation.

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

5.  INCOME TAXES

     Deferred taxes are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted marginal tax rates currently in effect when the differences reverse.

                        EQUITY CORPORATION INTERNATIONAL
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Significant components of the Company's deferred tax liabilities and assets at December 31, were as follows:

                                         1996       1995
                                       ---------  ---------
                                          (IN THOUSANDS)
Developed and undeveloped land.......  $  22,231  $  21,607
Property, plant and equipment........      2,062      1,004
Receivables related to sales of
  cemetery interment rights and
  related products...................      3,751      3,086
Names and reputations................        669        214
Deferred obtaining costs.............        650        493
Other................................        475        456
                                       ---------  ---------
Total deferred tax liabilities.......     29,838     26,860
                                       ---------  ---------

Preneed funeral contracts............      2,280      1,807
Allowance for bad debts and
  cancellation reserves..............      1,350      1,056
Other................................        804        965
                                       ---------  ---------
Total deferred tax assets............      4,434      3,828
                                       ---------  ---------
Net deferred tax (assets)
  liabilities........................  $  25,404  $  23,032
                                       =========  =========

     Significant components of the provision for income taxes for the years ended December 31, were as follows:

                                         1996       1995       1994
                                       ---------  ---------  ---------
                                               (IN THOUSANDS)
Current tax expense:
     Federal.........................  $   5,399  $   2,868  $   1,613
     State...........................        798        387        378
                                       ---------  ---------  ---------
           Total current.............      6,197      3,255      1,991
                                       ---------  ---------  ---------

Deferred tax expense:
     Federal.........................      1,282        738        619
     State...........................        110         78        118
                                       ---------  ---------  ---------
           Total deferred............      1,392        816        737
                                       ---------  ---------  ---------
                Total tax expense....  $   7,589  $   4,071  $   2,728
                                       =========  =========  =========

                        EQUITY CORPORATION INTERNATIONAL
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The differences between the federal tax rate and the Company's effective tax rate at December 31, were as follows:

                                         1996       1995       1994
                                       ---------  ---------  ---------
                                               (IN THOUSANDS)
Tax at U.S. statutory rate...........  $   6,270  $   3,504  $   2,269
State income taxes, net of federal
  tax................................        590        307        328
Increase in federal marginal tax
  rate...............................        565         --         --
Nondeductible amortization of Names
  and reputations....................        180        139         65
Other, net...........................        (16)       121         66
                                       ---------  ---------  ---------
                                       $   7,589  $   4,071  $   2,728
                                       =========  =========  =========
Total effective tax rate.............       42.4%      39.5%      40.9%
                                       =========  =========  =========

     During the year ended December 31, 1996, the Company exceeded the taxable income threshold requiring the Company's statutory federal income tax rate to be increased from 34 percent to 35 percent. As a result, the provision for income taxes for the year ended December 31, 1996 includes an adjustment to deferred taxes of $565,000 related to this increase in the statutory federal income tax rate.

     Income taxes paid during the years ending December 31, 1996, 1995 and 1994 were approximately $6,974,000, $2,308,000 and $1,822,000, respectively.

6.  DEBT

     Long-term debt consisted of the following at December 31:

                                         1996       1995
                                       ---------  ---------
                                          (IN THOUSANDS)
Credit facility......................  $  35,000  $  45,000
Notes payable........................     13,914      9,208
Capitalized lease obligations........        820        845
                                       ---------  ---------
                                          49,734     55,053
           Less current maturities...        537        535
                                       ---------  ---------
                                       $  49,197  $  54,518
                                       =========  =========

     The Company maintains an uncollateralized revolving credit agreement with a group of banks for a $100,000,000 line of credit to be used for acquisition financing and general corporate purposes. The Credit Facility, as amended ("Credit Facility"), provides for a revolving credit period expiring in October 1999 and bears interest, at the Company's option, at either (i) the prime rate plus up to 0.25% or (ii) the London Interbank Offered Rate plus 0.75% up to 1.50% depending on the Company's leverage ratio, as defined. The weighted average interest rate on amounts borrowed under the Credit Facility was 6.39% at December 31, 1996. In addition, the Company pays a commitment fee on unused funds ranging from 0.20% to 0.32%, depending on the Company's leverage ratio, as defined. The Credit Facility also supports letters of credit totaling $3,000,000 related to one of the Company's acquisitions in 1996. The Credit Facility contains customary restrictive covenants requiring the Company to maintain certain financial ratios and is guaranteed by all of the Company's subsidiaries. The Credit Facility will permit the payment of dividends on the Company's common stock only to the extent the Company maintains a specified net worth.

                        EQUITY CORPORATION INTERNATIONAL
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Notes payable include notes issued by funeral home and cemetery subsidiaries to financial institutions and individuals with varying maturities through 2015, collateralized by property and equipment, or in certain instances, guaranteed by the Company. Interest rates on these notes range from 4.9% to 12.6%.

     Capitalized lease obligations are due in monthly installments through 1998 with interest rates ranging from 7.9% to 9.5%. Total assets recorded under capital leases and the accumulated amortization thereon were $1,507,000 and $669,000 at December 31, 1996, respectively, and $1,544,000 and $666,000 at
December 31, 1995, respectively.

     Prior to 1995, the Company financed certain acquisitions through the issuance of notes payable to affiliates which were collateralized by various security agreements and lien interests. In October 1994, the Company paid substantially all of its outstanding indebtedness to affiliates as well as seller financed notes with the proceeds from the issuance of its common stock in connection with the Company's initial public offering (Note 7). The Company recognized an extraordinary loss of approximately $198,000, net of income tax benefit of approximately $102,000 for the write-off of the deferred loan costs associated with the early retirement of debt. All remaining indebtedness to affiliates was paid in full in 1995. Interest expense related to the indebtedness to affiliates was approximately $101,000 and $2,782,000 for the years ended December 31, 1995 and 1994, respectively.

     Aggregate principal payments on long-term debt for each of the five years and thereafter subsequent to December 31, 1996 are $537,000, $1,479,000, $43,493,000, $555,000, $415,000, and $3,255,000. Interest paid during the years ended December 31, 1996, 1995 and 1994 was approximately $2,426,000, $1,865,000 and $3,147,000, respectively.

7.  CAPITAL STOCK

  COMMON STOCK

     Holders of the Company's common stock are entitled to receive dividends if, as and when declared by the Board of Directors of the Company out of funds legally available only after payment of, or provision for, full dividends on all outstanding shares of any series of preferred stock and after the Company has made provision for any sinking funds for any series of preferred stock. The Company has never paid cash dividends on its common stock.

     On June 30, 1994, the Company issued 228,372 shares of its common stock to certain officers and directors of the Company for total proceeds of approximately $1,400,000.

     On October 26, 1994, the Company completed its initial public offering of 5,692,500 shares of its common stock at $8.67 per share, including 742,500 shares sold to the underwriters under the over-allotment option granted to them, for net proceeds (after selling commissions and related expenses of approximately $4,674,000) of approximately $44,661,000. The net proceeds of the initial public offering were used to repay debt and for general corporate purposes.

     Assuming the initial public offering of 5,692,500 shares of common stock and the use of the proceeds to retire outstanding debt had occurred on January 1, 1994, unaudited pro forma earnings per share, for the year ended December 31, 1994, giving effect to the stock split described below, would have been as follows:

Earnings per share:
     Continuing operations...........  $    0.38
     Extraordinary item..............      (0.01)
                                       ---------
           Net income................  $    0.37
                                       =========

                        EQUITY CORPORATION INTERNATIONAL
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     On May 1, 1996, the Company completed a public offering of 4,335,000 shares of its common stock at $18.00 per share, including 585,000 shares sold to the underwriters pursuant to the overallotment option granted to them, for net proceeds of approximately $73,007,000 (after selling commissions and estimated related expenses of approximately $5,023,000). The net proceeds were used to pay off amounts outstanding under the Credit Facility and the remainder was used for general corporate purposes, including acquisitions.

     On September 10, 1996, the Company's Board of Directors declared a 3-for-2 split of the Company's common stock to be effected as a stock dividend. The record date for purposes of the stock dividend was September 23, 1996, and the stock was distributed on October 2, 1996. All share and per share information in the accompanying consolidated financial statements have been retroactively restated to reflect the effects of the stock split.

     In February 1997, the Company received net proceeds of approximately $22.1 million in connection with the issuance and sale by the Company of 1,199,178 shares of common stock at $19.25 per share pursuant to the underwriters' exercise of an overallotment option granted by the Company in the registration and sale of 7,994,522 shares of common stock owned by SCI, which represented SCI's total investment in the Company.

  PREFERRED STOCK

     The authorized capital stock of the Company also consists of 10,000,000 shares of preferred stock, par value $.01 per share, of which 500,000 shares are designated as the Series One Junior Participating Preferred Stock (the "Series One Preferred Stock"). No shares of preferred stock were issued as of December 31, 1996. The preferred stock is issuable by the Board of Directors in one or more series, with the number of shares of each series and the designations, powers, preferences, qualifications, limitations or restrictions of each series to be determined by the Board of Directors. Among the specific matters that may be determined by the Board of Directors are: the annual rate of dividends; the redemption price, if any; the terms of a sinking fund, if any; the amount payable in the event of any voluntary liquidation, dissolution or winding up of the affairs of the Company; conversion rights, if any; and voting powers, if any. All series of preferred stock will rank equally and be identical in all respects except as may otherwise be provided in the Certificate of Designations establishing such series. The Board of Directors of the Company, without obtaining stockholder approval, may issue shares of the preferred stock with voting rights or conversion rights that could affect the voting power of the holders of common stock. The issuance of any shares of preferred stock could be utilized, under certain circumstances, in an attempt to prevent an acquisition of the Company. Except in connection with the preferred share purchase rights, the Company has no present intention to issue any shares of preferred stock.

     On October 11, 1994, the Board of Directors declared a dividend distribution of one preferred share purchase right (the "Right") for each outstanding share of common stock on such date and issued thereafter. The Rights become exercisable in the event of certain attempts to acquire 20% or more of the common stock of the Company, subject to certain exceptions. Each right entitles the registered holder to purchase from the Company one one-hundred fiftieth of a share of Series One Preferred Stock, at a price of $30.00 per one one-hundred fiftieth of a share, subject to adjustment under certain circumstances. The Rights expire on October 11, 2004. The Series One Preferred Stock will rank junior to all other Series of Preferred Stock that may be established by the Board of Directors with respect to the payment of dividends and the distribution of assets upon liquidation. In general, the voting, dividend and liquidation rights of Series One Preferred Stock are designed so that one one-hundred fiftieth of a share of Series One Preferred Stock will be the economic equivalent of one share of common stock.

                        EQUITY CORPORATION INTERNATIONAL
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  1994 LONG-TERM INCENTIVE PLAN

     The 1994 Long-Term Incentive Plan, as amended (the "Incentive Plan"), provides up to 1,950,000 shares of the Company's common stock for issuance to key employees, consultants and advisors and provides for the granting of stock options, stock appreciation rights, performance shares, restricted stock, restricted stock units and other stock-based awards.

     The Incentive Plan is administered by a committee of the Company's Board of Directors comprised of non-employee directors (the "Committee"). Stock options granted under the Incentive Plan may be either nonqualified stock options, or may qualify as incentive stock options. The exercise price of any stock option may not be less than the fair market value of the underlying common stock as of the date of grant. Except for the deferred compensation agreements with certain employees of the Company's cemetery operations (Note 8), incentive stock options and nonqualified stock options granted under the Incentive Plan are generally exercisable in one-fifth and one-third increments on each of the first five and three anniversaries of the date of grant, respectively. The Incentive Plan also provides for automatic stock option grants to directors who are not otherwise employed by the Company or its subsidiaries. Upon commencement of service, a non-employee director will receive a nonqualified stock option to purchase 3,750 shares of common stock and continuing non-employee directors annually will receive nonqualified options to purchase an additional 3,750 shares of common stock. Stock options granted to non-employee directors will become exercisable in one-third increments on each of the first three anniversaries of the date of grant.

     Stock appreciation rights may be granted in tandem with a stock option, in addition to a stock option, or freestanding and unrelated to a stock option. Stock appreciation rights may not be exercisable earlier than six months after the date of grant or after the expiration of ten years from the date of grant and may not have an exercise price of less than the fair market value of the common stock on the date of grant.

     Upon the grant of performance shares, the Committee will establish performance goals for each performance cycle on the basis of such criteria as the Committee may select. After the end of a performance cycle, the Committee will determine the number of performance shares which have been earned on the basis of performance in relation to the established performance goals. Payment values of earned performance shares will be distributed either in cash or common stock.

     The Committee determines the participants to whom restricted stock and restricted stock units shall be granted, the number of shares of restricted stock and the number of restricted stock units to be granted to each participant, the duration of the restricted period during which, and the conditions under which, the restricted stock and restricted stock units may be forfeited to the Company, and the other terms and conditions of such awards. Individual restricted periods may be shortened, lengthened or waived by the Committee at any time in its discretion.

     The Committee also grants stock unit awards in the form of common stock or units, the value of which is based, in whole or in part, on the value of the common stock. Subject to the provisions of the Incentive Plan, stock unit awards are subject to such terms and conditions as the Committee may determine.

                        EQUITY CORPORATION INTERNATIONAL
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table summarizes the activity relating to stock options under the Incentive Plan for the years ended December 31 (Share amounts in thousands):

                                                 1996                        1995                        1994
                                       -------------------------   -------------------------   -------------------------
                                                WEIGHTED AVERAGE            WEIGHTED AVERAGE            WEIGHTED AVERAGE
                                                 EXERCISE PRICE              EXERCISE PRICE              EXERCISE PRICE
                                       SHARES      PER SHARE       SHARES      PER SHARE       SHARES      PER SHARE
                                       ------   ----------------   ------   ----------------   ------   ----------------
Outstanding at beginning of period...     683        $10.11          548         $ 8.67          --          $  --
     Granted.........................     363         18.32          248          12.64          548           8.67
     Exercised.......................       2          8.67          113           8.67          --             --
     Cancelled.......................       7         14.20          --            --            --             --
                                       ------                      ------                      ------
Outstanding at end of period.........   1,037        $12.96          683         $10.11          548         $ 8.67
                                       ======                      ======                      ======

     The following table summarizes information about stock options outstanding at December 31, 1996. (Share amounts in thousands.)

                                                     OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                                         --------------------------------------------   -----------------------------
                                           NUMBER       WGTD. AVG.       WGTD. AVG.        NUMBER        WGTD. AVG.
              RANGE OF                   OUTSTANDING     REMAINING     EXERCISE PRICE   EXERCISABLE    EXERCISE PRICE
           EXERCISE PRICES               AT 12/31/96   CONTRACT LIFE     PER SHARE      AT 12/31/96      PER SHARE
-------------------------------------    -----------   -------------   --------------   ------------   --------------
$8.67 to $15.00                               678        7.92 Yrs.         $10.11            319           $ 9.66
$15.00 to $19.67                              359        9.70               18.35            --               n/a
                                         -----------                                    ------------
$8.67 to $19.67                             1,037        8.53 Yrs.         $12.96            319           $ 9.66
                                         ===========                                    ============

     At December 31, 1995, options were outstanding at prices ranging from $8.67 to $14.33 per share, of which approximately 123,000 were immediately exercisable.

     The weighted average fair value of the options granted during the years ended December 31, 1996 and 1995 was $5.90 and $4.05, respectively.

     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1995 and 1996, respectively: dividend yield of 0.0% for both years; expected volatility of 21.32% for both years; risk-free interest rates are different for each grant and range from 5.28% to 6.99%; and the expected life of the options is 5 years for all grants.

     Had compensation cost been determined in accordance with SFAS 123, the Company's net income and earnings per share would have been $9,949,000 and $0.55, respectively, for the year ended December 31, 1996 and $6,222,000 and $0.42, respectively, for the year ended December 31, 1995. The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995.

8.  INCENTIVE ARRANGEMENTS AND EMPLOYEE BENEFIT PLANS

     The Company has entered into deferred compensation agreements pursuant to which certain qualified employees of its cemetery operations may earn incentive cash compensation based upon performance goals established for individual employees. The incentive amount for each employee vests over a ten-year period, initially with 30% vesting on the third anniversary of the determination date and an additional 10% vesting on each anniversary thereafter until full vesting on the tenth anniversary. All of the deferred compensation agreements were amended during 1996 and 1995 to provide that vested amounts as of an employee's determination date in 1995 would be satisfied by a cash payment and unvested amounts as of such date would be satisfied by the issuance of 62,578

                        EQUITY CORPORATION INTERNATIONAL
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

shares of restricted stock in the aggregate. The restrictions generally lapse over the employees' original vesting period as discussed above. Additionally, achievement of performance goals for 1995 and beyond result in a combination of deferred cash bonus and stock option awards generally vesting after the fourth year of grant. At December 31, 1996, amounts granted under these deferred compensation agreements aggregated approximately $1,615,000, of which approximately $416,000 was vested.

     In addition, certain employees of the Company's funeral operations are eligible for participation in a bonus program pursuant to which such employees may earn a bonus of up to 30% of their base salaries if certain annual performance goals are met, which goals are established annually by the Company's compensation committee.

     The Company sponsors a retirement savings plan which covers all employees who have met certain eligibility requirements for the plan. The Company may make discretionary contributions to the plan. To date, the Company has made no contributions to the plan.

9.  SUPPLEMENTARY INFORMATION

     The detail of certain balance sheet accounts, at December 31, was as follows:

                                         1996       1995
                                       ---------  ---------
                                          (IN THOUSANDS)
Receivables and allowances:
     Trade...........................  $   8,908  $   5,572
     Affiliates......................        145         75
     Other...........................      1,413        652
                                       ---------  ---------
                                          10,466      6,299
     Less allowance for bad debts....      1,416        809
                                       ---------  ---------
                                       $   9,050  $   5,490
                                       =========  =========
     Long-term:
           Installment contracts.....  $  31,096  $  25,970
           Cemetery merchandise
             receivables.............     14,316     11,377
                                       ---------  ---------
                                          45,412     37,347
     Less:
           Allowance for contract
             cancellations...........      2,669      2,006
           Unearned finance
             charges.................      5,517      4,574
                                       ---------  ---------
                                       $  37,226  $  30,767
                                       =========  =========

     Interest rates on installment contracts range from 12.5% to 14.5%, at December 31, 1996.

                                         1996       1995
                                       ---------  ---------
                                          (IN THOUSANDS)
Inventories:
     Caskets.........................  $   3,364  $   2,234
     Interment rights................        456        510
     Mausolea and lawn crypts........        759      1,244
     Other...........................      1,450      1,072
                                       ---------  ---------
                                       $   6,029  $   5,060
                                       =========  =========

                        EQUITY CORPORATION INTERNATIONAL
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                         1996       1995
                                       ---------  ---------
                                          (IN THOUSANDS)
Property, plant and equipment:
     Land............................  $  11,384  $   7,381
     Buildings and improvements......     39,135     25,154
     Equipment.......................     16,691     11,315
                                       ---------  ---------
                                          67,210     43,850
     Less accumulated depreciation
        and amortization.............      9,947      7,433
                                       ---------  ---------
                                       $  57,263  $  36,417
                                       =========  =========
Accounts payable and accrued
liabilities:
     Trade...........................  $   2,427  $   1,582
     Compensation....................      1,868      1,637
     Other...........................      2,648      2,313
                                       ---------  ---------
                                       $   6,943  $   5,532
                                       =========  =========

     Non-cash financing and investment activities related to acquisitions is disclosed in Notes 1 and 2. Other non-cash financing and investing activities for the years ended December 31, were as follows:

                                         1996         1995         1994
                                        -------      -------      -------
                                                 (IN THOUSANDS)
Income tax benefit from exercise of
  stock options......................   $    --      $   194      $    --
Restricted stock issued for accrued
  compensation.......................        29           59           --
Exchange of ECICC common stock,
  redeemable preferred stock and a
  warrant for ECI common stock.......        --           --       20,844
Note issued for equipment............        --           --           28

10.  COMMITMENTS AND CONTINGENCIES

  LEASE COMMITMENTS

     The Company has entered into various operating leases, whereby it is generally obligated for an initial term of 10 years, with renewal options ranging from 5 to 20 years. Certain of the leases contain escalation clauses and purchase options. Most of the leases require the Company to pay for repairs, taxes, and insurance expense and include contingent rentals based on varying percentages of net revenues generated by the related funeral home.

     Future minimum lease payments under noncancelable operating leases with initial or remaining terms of one or more years consisted of the following at December 31, 1996:

                                        (IN THOUSANDS)
1997.................................       $  929
1998.................................          927
1999.................................          838
2000.................................          678
2001.................................          473
Thereafter...........................        1,113
                                        --------------
Total minimum obligations............       $4,958
                                        ==============

                        EQUITY CORPORATION INTERNATIONAL
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Rent expense for the years ended December 31, 1996, 1995 and 1994 was approximately $1,065,000, $1,130,000 and $1,110,000, respectively, of which $24,000, $34,000 and $35,000, respectively, was contingent rentals.

     In addition to the noncancelable operating leases, the Company also subleases vehicles from a subsidiary of SCI under an operating lease agreement that is cancelable at the lessor's option. Lease payments made under these obligations were approximately $476,000, $528,000 and $473,000 in 1996, 1995 and 1994, respectively.

  AGREEMENTS

     The Company has entered into various employment, consulting, and noncompetition agreements with key employees and former owners of businesses acquired. These agreements are generally for five to ten years and provide for payments either at the date of the agreement or in future annual, semi-annual, or monthly installments. The aggregate amounts remaining to be paid in future periods if all such commitments are fulfilled by all parties was approximately $29,182,000, at December 31, 1996.

     The Company has additionally secured employment agreements with various officers of the Company. The agreements generally provide for the employee's annual base salary and bonus participation. The agreements also generally provide for one year noncompetition agreements and severance payments of up to one year's salary in the event the employee is terminated without cause.

     Under the terms of a shareholder agreement with a former owner of one of the Company's subsidiaries, the Company is obligated to repurchase the nonvoting common shares held by this individual upon the occurrence of certain future events. The purchase price for the shares will be the greater of an amount based on a multiple of the net income of the subsidiary or the original cost of the shares to the shareholder.

     In 1994, the Company entered into an agreement, with options to renew, to maintain and operate the cemetery system of the City of Fort Lauderdale, Florida. Under this contract, the Company realizes all revenues, assumes all operating costs and pays a fixed annual payment and a specified royalty to the extent revenues exceed specified amounts. For the year ended December 31, 1996, the Company paid the fixed annual payment of $400,000.

  LITIGATION

     The Company and certain of its subsidiaries are parties to a number of legal proceedings that have arisen in the ordinary course of business. While the outcome of these proceedings cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the Company.

11.  CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

       CREDIT RISK

     The Company maintains cash balances at financial institutions located throughout the United States which are insured by the Federal Deposit Insurance Corporation up to $100,000 at each institution. The Company accounts at these institutions, at times, may exceed the federally insured limits. The Company has not experienced any losses in such accounts.

     The Company grants customers credit in the normal course of business and the credit risk with respect to trade and long-term receivables is generally considered minimal because of the wide geographic area served. Procedures are in effect to monitor the credit worthiness of customers and appropriate allowances have been made.

                        EQUITY CORPORATION INTERNATIONAL
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Prearranged funeral contracts generally do not subject the Company to collection risk because customer payments are either placed in state supervised trusts or used to pay premiums on life insurance contracts. Insurance funded contracts are subject to supervision by state insurance departments and are protected in the majority of states by insurance guaranty acts.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following estimated fair values of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies.

     The carrying amounts of cash and cash equivalents, receivables and accounts payable approximate fair values due to the short term maturities of these instruments. The carrying amounts of the Company's fixed rate long-term borrowings, totaling $13,867,000 and $9,277,000 at December 31, 1996 and 1995, respectively, approximate their fair value.

     The carrying amounts of the Company's revolving credit agreement and notes payable of $867,000 approximate fair value because the rates on these agreements are variable, based on current market. It is not practicable to estimate the fair value of receivables due on cemetery contracts without incurring excessive costs because of the large number of individual contracts with varying terms. The carrying amounts of preneed funeral contracts and the related deferred preneed funeral revenues approximate their fair value.

                        EQUITY CORPORATION INTERNATIONAL
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

12.  MAJOR SEGMENTS OF BUSINESS

     The Company conducts its funeral and cemetery operations throughout the United States.

                                         FUNERAL     CEMETERY     CORPORATE    CONSOLIDATED
                                       -----------   ---------    ---------    ------------
                                                      (DOLLARS IN THOUSANDS)
Net revenues:
     1996............................  $    56,939   $  35,035     $     --      $ 91,974
     1995............................       36,261      27,740           --        64,001
     1994............................       27,382      21,919           --        49,301

Operating expenses:
     1996............................  $    40,939   $  24,898     $  5,848      $ 71,685
     1995............................       27,442      19,263        4,782        51,487
     1994............................       19,802      15,762        3,885        39,449

Income from operations:
     1996............................  $    16,000   $  10,137     $ (5,848)     $ 20,289
     1995............................        8,819       8,477       (4,782)       12,514
     1994............................        7,580       6,157       (3,885)        9,852

Identifiable assets:
     1996............................  $   294,373   $ 134,229     $ 15,289      $443,891
     1995............................      177,412     119,566        8,181       305,159
     1994............................      113,689      91,290        6,328       211,307

Depreciation and amortization:
     1996............................  $     3,358   $   1,118     $    325      $  4,801
     1995............................        2,082       1,107          269         3,458
     1994............................        1,408       1,151          157         2,716

Capital expenditures:
     1996............................  $     4,580   $   2,997     $    741      $  8,318
     1995............................        5,442       1,380          869         7,691
     1994............................        1,177         809          623         2,609

Number of operating locations at:
     December 31, 1996...............          178          64           --           242
     December 31, 1995...............          119          61           --           180
     December 31, 1994...............           95          48           --           143

                        EQUITY CORPORATION INTERNATIONAL
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                     FIRST      SECOND      THIRD     FOURTH
                                   ---------    -------   ---------  ---------
                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
1996
     Net revenues................. $  23,080    $21,526   $  21,052  $  26,316
     Gross profit.................     7,386      6,134       5,243      7,374
     Net income...................     2,237      2,645       2,112      3,332
     Earnings per common and
        equivalent share(1)....... $    0.15    $  0.14   $    0.11  $    0.17
1995
     Net revenues................. $  14,394    $14,917   $  15,672  $  19,018
     Gross profit.................     4,234      3,875       3,744      5,443
     Net income...................     1,640      1,476       1,188      1,932
     Earnings per common and
        equivalent share(1)....... $    0.11    $  0.10   $    0.08  $    0.13
------------
(1) Earnings per share for all periods presented reflect the effects of a 3-for-2 stock split in October 1996.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Equity Corporation International:

     Our report on the consolidated financial statements of Equity Corporation International and subsidiaries is included on page F-2 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14(a) in this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          COOPERS & LYBRAND L.L.P.

Houston, Texas
March 6, 1997

                        EQUITY CORPORATION INTERNATIONAL
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                          ADDITIONS
                                                   ------------------------
                                        BALANCE    CHARGED TO   CHARGED TO                 BALANCE AT
                                       BEGINNING   COSTS AND       OTHER                      END
             DESCRIPTION                OF YEAR     EXPENSES    ACCOUNTS(1)   DEDUCTIONS    OF YEAR
-------------------------------------  ---------   ----------   -----------   ----------   ----------
Year ended December 31, 1996:
     Allowance for bad debts and
        contract cancellations.......  $2,815,081  $3,741,729    $  940,201   $3,411,805   $4,085,206
                                       =========   ==========   ===========   ==========   ==========
Year ended December 31, 1995:
     Allowance for bad debts and
        contract cancellations.......  $2,294,843  $3,217,125    $  617,754   $3,314,641   $2,815,081
                                       =========   ==========   ===========   ==========   ==========
Year ended December 31, 1994
     Allowance for bad debts and
        contract cancellations.......  $ 464,164   $3,399,447    $2,020,310   $3,589,078   $2,294,843
                                       =========   ==========   ===========   ==========   ==========

------------
(1) Relates to valuation allowance established at acquired companies on the date of acquisition.

                                 EXHIBIT INDEX

EXHIBIT NO.                     DESCRIPTION
-----------                     -----------
  3.1+     --  Amended and Restated Certificate of Incorporation (filed as
               Exhibit 4.1 to the Company's Registration Statement on Form S-8
               (Reg. No. 33-98052))

  3.2+     --  Amended and Restated Bylaws (filed as Exhibit 4.3 to the
               Company's Registration Statement on Form S-8 (Reg. No. 33-98052))

  4.1+     --  Form of Certificate representing shares of Common Stock (filed as
               Exhibit 4.1 to the Company's Registration Statement on Form S-1
               (Reg. No. 33-82546))

  4.2+     --  Stockholder Rights Agreement, dated October 13, 1994, between the
               Company and American Stock Transfer & Trust Company, as Rights
               Agent (filed as Exhibit 4.2 to the Company's Annual Report on
               Form 10-K for the year ended December 31, 1994)

  4.3+     --  Certificate of Designation of the Series One Junior Participating
               Preferred Stock (filed as Exhibit 4.2 to the Company's
               Registration Statement on Form S-8 (Reg. No. 33-98052))

  4.4+     --  First Amendment to Stockholder Rights Agreement, dated September
               10, 1996, between the Company and American Stock Transfer & Trust
               Company, as Rights Agent (filed as Exhibit 6 to the Company's
               Registration Statement on Form 8-A/A (Amendment No. 2)).

  4.5+     --  Registration Agreement, dated December 22, 1995, among Equity
               Corporation International, Investment Capital Corporation and
               Service Corporation International (filed as Exhibit 4.1 to the
               Company's Registration Statement on Form S-3 (Reg. No. 33-80841))

 10.1+*    --  Employment Agreement, dated February 1, 1994, between the Company and James P. Hunter, III (filed as Exhibit 10.1 to the Company's
               Registration Statement on Form S-1 (Reg. No. 33-82546))

 10.2+*    --  Employment Agreement, dated March 7, 1994, between the Company and Jack D. Rottman (filed as Exhibit 10.4 to the Company's
               Registration Statement on Form S-1 (Reg. No. 33-82546))

 10.3+*    --  Employment Agreement, dated July 22, 1994, between the Company and Billy C. Wells (filed as Exhibit 10.5 to the Company's
               Registration Statement on Form S-1 (Reg. No. 33-82546))

 10.4+*    --  Employment Agreement, dated February 1, 1995, between the Company and W. Cardon Gerner (filed as Exhibit 10.23 to the Company's
               Annual Report on Form 10-K for the year ended December 31, 1994)

 10.5+*    --  Employment Agreement, dated April 8, 1996 between the Company and
               William C. McNamara (filed as Exhibit 99.2 to the Company's report on Form 8-K filed on May 3, 1996)

 10.6+*    --  Stockholder's Agreement, dated June 30, 1994, between the Company and Jack D. Rottman (filed as Exhibit 10.7 to the Company's
               Registration Statement on Form S-1 (Reg. No. 33-82546))

 10.7+     --  Stock Registration Agreement, dated February 1, 1994, among the
               Company and Investment Capital Corporation, James P. Hunter, III and Robert W. Loftis (filed as Exhibit 10.10 to the Company's
               Registration Statement on Form S-1 (Reg. No. 33-82546))

 10.8+     --  First Amendment to Stock Registration Agreement, dated September
               1, 1994, among the Company and Investment Capital Corporation,
               Kanawha, L.L.C., James P. Hunter, III and Robert W. Loftis (filed as Exhibit 10.11 to the Company's Registration Statement on Form
               S-1 (Reg. No. 33-82546))

 10.9+     --  Second Amendment to Stock Registration Agreement, dated May 31,
               1995, among the Company and James P. Hunter, III, Investment
               Capital Corporation, Kanawha, L.L.C., The Loftis Foundation, Inc.
               and Robert Wayne Loftis (filed as Exhibit 10.12 to the Company's
               Registration Statement on Form S-1 (Reg. No. 33-92876))

 10.10     --  Equity Corporation International Amended and Restated 1994
               Long-Term Incentive Plan (amended as of October, 1996)

 10.11+*   --  Form of Incentive Stock Option Agreement for Executive Officers
               under the 1994 Long-Term Incentive Plan (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended
               December 31, 1994)

 10.12+*   --  Form of Nonqualified Stock Option Agreement for Executive
               Officers under the 1994 Long-Term Incentive Plan (filed as
               Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994)

 10.13+*   --  Form of Non-Qualified Stock Option Agreement for employees under the 1994 Long-Term Incentive Plan (filed as Exhibit 10.12 to the
               Company's Annual Report on Form 10-K for the year ended December
               31, 1995)

 10.14+*   --  Form of Non-Qualified Employee Stock Option Agreement for
               employees of the Cemetery Division under the 1994 Long-Term
               Incentive Plan (filed as Exhibit 10.13 to the Company's Annual
               Report on Form 10-K for the year ended December 31, 1995)

 10.15+*--     Form of Nonqualified Stock Option Agreement for Non-Employee
               Directors under the 1994 Long-Term Incentive Plan (filed as
               Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994)

 10.16+*   --  Option #2 of Amendment and Restatement of Agreement between ECI
               Cemetery Services, Inc. and certain employees concerning replacement of former deferred compensation arrangements with restricted stock award programs (filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December
               31, 1995)

 10.17+*   --  Option #3 of Amendment and Restatement of Agreement between ECI
               Cemetery Services, Inc. and certain employees concerning replacement of former deferred compensation arrangements with restricted stock award programs (filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December
               31, 1995)

 10.18+    --  Form of Indemnification Agreement with Executive Officers and
               Directors (filed as Exhibit 10.13 to the Company's Registration
               Statement on Form S-1 (Reg. No. 33-82546))

 10.19+    --  Form of Vehicle Lease Agreement between the Company and SCI
               Funeral Services of Texas, Inc. and related Assignment of Vehicle
               Lease (filed as Exhibit 10.15 to the Company's Registration
               Statement on Form S-1 (Reg. No. 33-82546))

 10.20+    --  Formation Agreement, dated November 30, 1993, among Investment
               Capital Corporation, James P. Hunter, III, ECI Capital
               Corporation, Robert W. Loftis, Ronnie Shivers, Robert Lucky and
               MLI/The Loftis Corporation (filed as Exhibit 10.21 to the
               Company's Registration Statement on Form S-1 (Reg. No. 33-82546))

 10.21+    --  Purchase and Sale Agreement, dated September 8, 1994, between ECI
               Services of Texas, Inc., JPH Properties, Inc., James P. Hunter,
               III, Hunter-Metcalf Properties and Ruth Metcalf (filed as Exhibit
               10.22 to the Company's Registration Statement on Form S-1 (Reg.
               No. 33-82546))

 10.22+    --  Credit Agreement, dated October 26, 1994, among the Company, the
               Banks named therein and NationsBank of Texas, N.A., as agent for the Banks (filed as Exhibit 10.1 to the Company's Quarterly
               Report on Form 10-Q for the quarterly period ended September 30,
               1994)

 10.23+    --  Amendment No. 1, dated August 31, 1995, to Credit Agreement listed as Exhibit 10.21 hereto (filed as Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995)

 10.24+    --  Amendment No. 2, dated February 12, 1996, to Credit Agreement listed as Exhibit 10.21 hereto (filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December
               31, 1995)

 10.25*    --  Consulting Agreement, dated as of September 12, 1996, between the
               Company and James P. Hunter, III

 11.1      --  Statement regarding computation of per share earnings

 21.1      --  List of Subsidiaries as of December 31, 1996

 23.1      --  Consent of Coopers & Lybrand L.L.P.

 24.1      --  A power of attorney, pursuant to which amendments to this Report may be filed, is included on the signature page contained in Part IV of this Report

 27.1      --  Financial Data Schedule
------------
+ Incorporated herein by reference to the indicated filing.

* Management contract or compensatory plan.