Form 10-Q
period 1997-03-31
EQUITY CORP INTERNATIONAL
filed 1997-05-15
CIK 928155

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

                      For the period ended March 31, 1997

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

The number of shares of the registrant's Common Stock outstanding as of May 12, 1997 was 20,697,983.

------------------------------------------------------------------------------

                       EQUITY CORPORATION INTERNATIONAL
                                     INDEX

                                                                          Page
Part I.  Financial Information                                            ----

         Item 1. Financial Statements (Unaudited)

                 Consolidated Balance Sheet
                    March 31, 1997 and December 31, 1996.....................3

                 Consolidated Statement of Operations
                    Three Months Ended March 31, 1997 and 1996...............4

                 Consolidated Statement of Cash Flows
                    Three Months Ended March 31, 1997 and 1996...............5

                 Consolidated Statement of Stockholders' Equity
                    Three Months Ended March 31, 1997........................6

                 Notes to the Consolidated Financial Statements..............7

         Item 2. Management's Discussion and Analysis of Results of
                 Operations and Financial Condition.........................11

Part II. Other Information

         Item 6. Exhibits and Reports on Form 8-K...........................16

Signature...................................................................17


FORWARD-LOOKING-STATEMENTS
This Form 10-Q includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q are forward-looking statements. The expectations reflected in the forward-looking statements are based on the Company's current views with respect to future events as well as assumptions made by and information currently available to management. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-Q and the Company's annual report on Form 10-K, including without limitation in conjunction with the forward-looking statements included in this Form 10-Q. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                       EQUITY CORPORATION INTERNATIONAL
                          CONSOLIDATED BALANCE SHEET
                                 (Unaudited)

                                                         March 31,   Dec. 31,
(In thousands, except share data)                          1997        1996
------------------------------------------------------------------------------
                      ASSETS
Current assets:
   Cash and cash equivalents..........................   $   4,803   $  12,654
   Receivables, net of allowances.....................       9,288       9,050
   Inventories........................................       6,360       6,029
   Other..............................................       1,474       1,825
                                                         ---------   ---------
      Total current assets............................      21,925      29,558

Preneed funeral contracts.............................     168,539     156,028
Cemetery properties, at cost..........................      92,976      84,706
Long-term receivables, net of allowances..............      45,427      37,226
Property, plant and equipment, at cost (net)..........      64,111      57,263
Deferred charges and other assets.....................       8,566       7,986
Names and reputations (net)...........................      85,498      71,124
                                                         ---------   ---------
      Total assets....................................   $ 487,042   $ 443,891
                                                         =========   =========

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities...........   $   7,746   $   6,943
   Income taxes payable...............................       1,795         294
   Deferred income taxes..............................       2,994       2,605
   Current maturities of long-term debt...............         536         537
                                                         ---------   ---------
      Total current liabilities.......................      13,071      10,379

Deferred preneed funeral contract revenues............     173,452     161,153
Long-term debt........................................      41,700      49,197
Deferred cemetery costs...............................      26,412      21,268
Deferred income taxes.................................      23,180      22,799
Other liabilities.....................................       1,775       1,631
Commitments and contingencies.........................
Stockholders' equity:
   Preferred stock....................................          --          --
   Common stock, $.01 par value; 50,000,000 shares
      authorized; 20,695,983 and 19,322,723 shares issued
      and outstanding in 1997 and 1996, respectively..         207         193
   Capital in excess of par value.....................     182,952     157,468
   Retained earnings..................................      24,293      19,803
                                                         ---------   ---------
      Total stockholders' equity......................     207,452     177,464
                                                         ---------   ---------
      Total liabilities and stockholders' equity......   $ 487,042   $ 443,891
                                                         =========   =========


The accompanying notes are an integral part of the consolidated financial statements.

                       EQUITY CORPORATION INTERNATIONAL
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                 (Unaudited)

                                            Three months ended March 31,
(In thousands, except per share data)           1997           1996
---------------------------------------------------------------------
Net revenues:
   Funeral.................................. $   20,449     $   12,746
   Cemetery.................................     10,131          8,249
   Other....................................      1,674          2,085
                                             ----------     ----------
                                                 32,254         23,080

Cost and expenses:
   Funeral..................................     14,294          8,795
   Cemetery.................................      7,036          5,764
   Other....................................        924          1,135
                                             ----------     ----------
                                                 22,254         15,694
                                             ----------     ----------
Total gross profit..........................     10,000          7,386

General and administrative
   expenses.................................      1,735          1,585
                                             ----------     ----------

Operating income............................      8,265          5,801

Interest expense, net.......................        781          1,092
                                             ----------     ----------

Income before income taxes..................      7,484          4,709

Provision for income taxes..................      2,994          2,472
                                             ----------     ----------

Net income.................................. $    4,490     $    2,237
                                             ==========     ==========

Earnings per share.......................... $     0.22     $     0.15
                                             ==========     ==========

Weighted average number
   of common and equivalent
      shares outstanding....................     20,412         15,085
                                             ==========     ==========

The accompanying notes are an integral part of the consolidated financial statements.

                        EQUITY CORPORATION INTERNATIONAL
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                  Three months ended March 31,
(In thousands)                                            1997         1996
------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income.........................................  $  4,490     $  2,237
   Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization...................     1,557        1,084
      Provision for bad debts and contract
       cancellations..................................     1,272        1,023
      Gain on sale of assets..........................      (765)        (892)
      Deferred income taxes...........................       770          774
   Changes in assets and liabilities, net of effects
    from acquisitions:
     Receivables......................................    (3,751)      (2,903)
     Inventories......................................       (32)          33
     Other current assets.............................       369          272
     Other long-term assets...........................      (546)        (377)
     Accounts payable and accrued liabilities.........       284          780
     Income taxes payable.............................     1,501          472
     Preneed funeral contracts and associated
      deferred revenues...............................      (171)           1
                                                        --------     --------

        Net cash provided by operating activities.....     4,978        2,504
                                                        --------     --------

Cash flows from investing activities:
   Capital expenditures...............................    (2,247)      (1,978)
   Proceeds from sale of assets.......................        50          810
   Acquisitions, net of cash used.....................   (14,610)      (1,027)
   Other..............................................        --           36
                                                        --------     --------
        Net cash used in investing activities.........   (16,807)      (2,159)
                                                        --------     --------
Cash flows from financing activities:
   Net proceeds from issuance of common stock.........    22,131           22
   Borrowings on long-term debt.......................        --          331
   Payments on debt...................................   (18,153)      (2,481)
                                                        --------     --------

        Net cash provided by (used in) financing
         activities...................................     3,978       (2,128)
                                                        --------     --------

Decrease in cash and cash equivalents.................    (7,851)      (1,783)
Cash and cash equivalents at beginning of period......    12,654        6,233
                                                        --------     --------

Cash and cash equivalents at end of period............  $  4,803     $  4,450
                                                        ========     ========

The accompanying notes are an integral part of the consolidated financial statements.

                        EQUITY CORPORATION INTERNATIONAL
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)


                          Common Stock     Capital in
(In thousands, except   -----------------  excess of   Retained  Stockholders'
 number of shares)      Shares     Amount  par value   earnings  equity
------------------------------------------------------------------------------
Balance,
 December 31, 1996..... 19,322,723  $  193  $157,468    $ 19,803  $177,464

   Net income..........         --      --        --       4,490     4,490

   Common stock issued:
     Equity offering...  1,199,178      12    22,089                22,101
     Acquisitions......    171,082       2     3,365          --     3,367
     Option exercises..      3,000      --        30          --        30
                        ----------  ------  --------    --------  --------

Balance,
 March 31, 1997........ 20,695,983  $  207  $182,952    $ 24,293  $207,452
                        ==========  ======  ========    ========  ========

The accompanying notes are an integral part of the consolidated financial statements.

                       EQUITY CORPORATION INTERNATIONAL
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include the accounts of Equity Corporation International and all majority owned subsidiaries ("the Company") and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information in the notes to the consolidated financial statements normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to these rules and regulations. In the opinion of management, only adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year. Capitalized terms not defined herein have the meanings as defined in the notes to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

The Company's statutory Federal income tax rate increased from 34% to 35% as the Company exceeded the taxable income threshold requiring the higher tax rate during 1996. As a result, the Company recorded through the provision for income taxes for the three months ended March 31, 1996 a one-time charge of $565,000 to revalue the deferred tax liability accounts to appropriately reflect the higher statutory rate.

2. ACQUISITIONS
The following table is a summary of acquisitions made during the three months ended March 31, 1997 and 1996:

                        1997            1996
---------------------------------------------------
Number acquired:
   Funeral homes........         19              10
   Cemeteries...........          3               1
Purchase price..........$29,752,000     $ 9,100,000

The purchase price for these acquisitions consisted of cash, Common Stock and debt issued or assumed. Also included in the 1997 purchase price is $924,000 which represents the net book value of funeral home assets exchanged for one of the acquired cemeteries (Note 5). The excess of purchase price over the fair value of assets acquired and liabilities assumed is included in Names and reputations (net) on the Consolidated Balance Sheet and will be amortized over a 40-year period. In connection with acquisitions, the Company enters into customary employment, consulting and noncompetition agreements with certain employees and former owners of the businesses acquired. In certain situations, the Company will prepay a portion of the noncompetition agreements and amortize such prepayments on a straight-line basis over the terms of the agreements. The purchase prices indicated above do not include $62,000 and $170,000 for noncompetition agreements which were prepaid to individuals related to businesses acquired in 1997 and 1996, respectively. The acquisitions have been accounted for as purchases and their operating results have been included since their respective dates of acquisition.

The net effect of acquisitions (including the exchange discussed above) on the Consolidated Balance Sheet was as follows:

                                                  Three months ended March 31,
(In thousands)                                              1997        1996
------------------------------------------------------------------------------
Current assets........................................  $   1,341   $     335
Preneed funeral contracts.............................     12,424       8,201
Long-term receivables, net of allowances..............      5,708         209
Cemetery properties...................................      7,804       1,315
Property, plant and equipment.........................      5,601       2,843
Deferred charges and other assets.....................       (168)        194
Names and reputations.................................     14,885       4,689
Current liabilities...................................       (790)       (179)
Deferred preneed funeral contract revenues............    (12,383)     (8,248)
Long-term debt........................................    (10,653)     (8,004)
Deferred cemetery costs...............................     (5,018)        (33)
Deferred income taxes.................................         --        (236)
Common stock issued...................................     (3,367)         --
                                                        ---------   ---------
   Total..............................................     15,384       1,086
   Less cash acquired.................................        774          59
                                                        ---------   ---------
   Cash used for acquisitions.........................  $  14,610   $   1,027
                                                        =========   =========

The following represents the unaudited pro forma results of operations for the three months ended March 31, 1997 and 1996, assuming the above noted acquisitions and exchange had occurred as of January 1, 1996:

(In thousands, except per share data)                   1997         1996
------------------------------------------------------------------------------
Net revenues..........................................  $  33,883    $  26,241
Income before income taxes............................      7,708        4,890
Net income............................................      4,625        2,345
Earnings per common and equivalent share..............  $    0.23    $    0.15

3. PRENEED FUNERAL CONTRACTS AND DEFERRED PRENEED FUNERAL CONTRACT REVENUES The Company sells preneed funeral contracts through various programs providing for future funeral services at prices prevailing when the agreement is signed. These contracts are included in the Consolidated Balance Sheet as Preneed funeral contracts. Payments on these contracts are generally placed in trust (pursuant to state law) or are used to pay premiums on life insurance policies issued by third party insurers. When the services are performed, approximately $73,064,000 and $67,364,000 will be funded by trusts and approximately $95,475,000 and $88,664,000 will be funded by insurance policies as of March 31, 1997 and December 31, 1996, respectively. Accumulated earnings from trust funds and increasing insurance benefits have been included to the extent that they have accrued through March 31, 1997 and December 31, 1996, respectively. The cumulative total has been reduced by allowable cash withdrawals for trust earning distributions and amounts retained by the Company pursuant to various state laws. At March 31, 1997 and December 31, 1996, the amounts collected and held in trusts, at cost, which approximates market, were approximately $65,040,000 and $59,246,000, respectively. The amounts in trusts and all life insurance policies are generally transferred to the customer upon contract cancellation.

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

4. DEBT
The Company maintains an uncollateralized revolving credit agreement with a group of banks that provides for a $100,000,000 line of credit to be used for acquisition financing and general corporate purposes. The Company's Credit Facility, as amended, provides for a revolving credit period expiring in October 1999 and bears interest, at the Company's option, at either (i) the prime rate plus up to 0.25% or (ii) the London Interbank Offered Rate plus 0.75% up to 1.50% depending on the Company's leverage ratio, as defined. The weighted average interest rates on amounts borrowed under the Credit Facility were 6.49% and 6.39% at March 31, 1997 and December 31, 1996, respectively. In addition, the Company pays a commitment fee on unused funds ranging from 0.20% to 0.32%, depending on the Company's leverage ratio, as defined. The Credit Facility also supports letters of credit totaling $3,152,000 related to one of the Company's acquisitions in 1996. The Credit Facility contains customary restrictive covenants requiring the Company to maintain certain financial ratios and is guaranteed by all of the Company's subsidiaries. The Credit Facility will permit the payment of dividends on the Company's Common Stock only to the extent the Company maintains a specified net worth. Balances outstanding under the Credit Facility totaled $27,207,000 and $35,000,000 at March 31, 1997 and December 31, 1996, respectively.

5. DISPOSITIONS
During January 1997, the Company acquired one cemetery from Service Corporation International ("SCI"), a former significant stockholder of the Company (Note 6), in exchange for one of the Company's funeral home facilities. This was a strategic business decision as the acquired cemetery is in close proximity to one of the Company's existing funeral home facilities. In connection with the transaction, the Company received consideration of $1,674,000, including $250,000 in cash, and recognized a gain of approximately $750,000.

During March 1996, the Company conveyed to SCI the licensing and lease agreements related to three funeral home operations which had been previously operated by an unaffiliated third party for an aggregate purchase price of $2,085,000. This amount and $1,135,000 of related costs and expenses are included in net revenues and costs and expenses, respectively, for the three months ended March 31, 1996.

6. EQUITY OFFERING
In February 1997, the Company completed the registration and sale of 7,994,522 shares of Common Stock owned by SCI which represented SCI's total investment in the Company. SCI received all proceeds and paid all expenses related to the sale of these shares. In addition, the Company received net proceeds of approximately $22,101,000 (after selling commissions and related expenses) in connection with the issuance and sale by the Company of 1,199,178 shares of Common Stock at $19.25 per share pursuant to the underwriters' exercise of an overallotment option granted by the Company. Approximately $13,000,000 of these proceeds was used to pay down a portion of the Company's Credit Facility and the remainder was used for general corporate purposes, including acquisitions.

7. RECENT FASB PRONOUNCEMENTS
In February 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share" which simplifies the standards for computing and presenting earnings per share ("EPS") and makes them comparable to international EPS standards. This statement is effective for the year ending December 31, 1997. Earlier application is not permitted and restatement of prior period EPS data is required. The Company does not believe implementation of SFAS No. 128 will have a material impact on its EPS.

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


RESULTS OF OPERATIONS

The following is a discussion of the Company's results of operations for the three month periods ended March 31, 1997 and 1996. For purposes of this discussion, funeral homes and cemeteries owned and operated for the entirety of each period being compared are referred to as existing operations. Correspondingly, operations acquired or opened during either period being compared are referred to as acquired operations.

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED
MARCH 31, 1996:
Total net revenues for the three months ended March 31, 1997 increased 39.7% to $32,254,000 from $23,080,000 for the three months ended March 31, 1996.
The increase in net revenues reflects an $8,034,000 increase in net revenues attributable to acquired operations and a $1,789,000, or 8.9% increase in net revenues from existing operations. The substantial increase in net revenues from acquired operations is due primarily to the full quarter results of the 59 funeral homes and three cemeteries acquired in 1996 and the partial quarter results of the 19 funeral homes and three cemeteries acquired during the three months ended March 31, 1997. Included in net revenues for the three months ended March 31, 1997 are proceeds of $1,674,000 received in connection with the 1997 acquisition of a cemetery in exchange for one of the Company's funeral homes. Included in net revenues for the three months ended March 31, 1996 is $2,085,000 resulting from the buyout of several long-term licensing and lease agreements related to three funeral homes which had been previously operated by a third party since January 1993.

Gross profit for the three months ended March 31, 1997 increased 35.4% to $10,000,000 from $7,386,000 for the three months ended March 31, 1996. The increase in gross profit is due primarily to a $2,265,000 increase attributable to acquired operations and $648,000, or 10.4% increase from existing operations. The increase in gross profit from existing operations was attributable to increased revenues at both funeral home and cemetery operations and operational efficiencies at funeral home operations.

FUNERAL HOME SEGMENT. The following table sets forth certain information regarding the net revenues and gross profit of the Company from its funeral home operations during the three months ended March 31, 1997 and 1996.

                                          Three months
                                         ended March 31,          Change
(Dollars in thousands)                   1997      1996      Amount    Percent
------------------------------------------------------------------------------
Net revenues:
   Existing operations.................. $ 12,734  $ 11,945  $    789     6.6%
   Acquired operations..................    7,715       563     7,152       *
   Disposed operations..................       --       238      (238)      *
                                           ------    ------    ------
      Total funeral net revenues........ $ 20,449  $ 12,746  $  7,703    60.4%
                                           ======    ======    ======

Gross profit:
   Existing operations.................. $  4,063  $  3,700  $    363     9.8%
   Acquired operations..................    2,092       152     1,940       *
   Disposed operations..................       --        99       (99)      *
                                           ------    ------    ------
      Total funeral gross profit........ $  6,155  $  3,951  $  2,204    55.8%
                                           ======    ======    ======

------
*Not meaningful


Total funeral net revenues for the three months ended March 31, 1997 increased
60.4% to $20,449,000 from $12,746,000 for the prior year quarter, due primarily to the full quarter results of the Company's 1996 acquisitions. The increase in revenues from existing operations is primarily attributable to a 2.9% inflationary increase in the average revenue per regular funeral service performed, along with a 2.2% increase in the number of regular funeral services performed.

Total funeral gross profit for the three months ended March 31, 1997 increased
55.8% to $6,155,000 from $3,951,000 for the three months ended March 31, 1996.
Excluding the effects of the disposed funeral home operations, funeral gross margin decreased to 30.1% from 30.8% due primarily to acquired operations, which generally have lower gross margins as compared to the Company's existing operations. Depending on numerous factors including the size of an acquired operation, the proximity to other Company operations and market sensitivity, it may take 12 to 36 months before margin improvement is realized at an acquired operation as a result of new policies and procedures implemented by the Company. Funeral gross margin at existing operations improved to 31.9% from 31.0% for the prior year first quarter primarily as a result of revenue and volume improvements discussed above, coupled with the relatively fixed cost nature of funeral home operating costs.






CEMETERY SEGMENT. The following table sets forth certain information regarding the net revenues and gross profit of the Company from its cemetery operations during the three months ended March 31, 1997 and 1996.


                                          Three months
                                          ended March 31,         Change
(Dollars in thousands)                     1997      1996      Amount  Percent
------------------------------------------------------------------------------
Net revenues:
   Existing operations.................. $  9,194  $  8,194  $  1,000   12.2%
   Acquired operations..................      937        55       882      *
                                           ------    ------    ------
      Total cemetery net revenues....... $ 10,131  $  8,249  $  1,882   22.8%
                                           ======    ======    ======

Gross profit:
   Existing operations.................. $  2,826  $  2,541  $    285   11.2%
   Acquired operations..................      269       (56)      325      *
                                           ------    ------    ------
      Total cemetery gross profit....... $  3,095  $  2,485  $    610   24.5%
                                           ======    ======    ======

------
*Not meaningful


Cemetery net revenues attributable to existing operations for the three months ended March 31, 1997 increased 12.2% to $9,194,000 from $8,194,000 for the prior year quarter, due primarily to increases in preneed sales. The increase in net revenues for acquired operations reflects the full quarter results of the three cemeteries acquired in 1996 along with the partial quarter results of the three cemeteries acquired in 1997. Cemetery gross margin at existing operations decreased slightly to 30.7% from 31.0% in 1996 due primarily to higher selling costs associated with the increase in preneed sales. Cemetery gross margin for acquired operations were 28.7% for the three months ended
March 31, 1997. Gross margin for acquired operations have historically been lower than gross margin for the Company's existing operations until they have been operated by the Company long enough to fully implement the preneed marketing programs to leverage off of the maintenance and fixed operating costs which start being incurred immediately after acquisition.

General and administrative expenses for the three months ended March 31, 1997 increased $150,000, or 9.5% over the three months ended March 31, 1996. This increase resulted primarily from increased personnel costs and professional fees necessary to support a higher rate of growth. General and administrative expenses as a percentage of net revenues, excluding the effects of the gains on the aforementioned asset exchange and buyout, decreased to 5.7% in the three months ended March 31, 1997 from 7.5% in the corresponding period in 1996, reflecting economies of scale realized by the Company as expenses are spread over a larger revenue base.

Interest expense for the three months ended March 31, 1997 decreased $311,000, or 28.5% from the three months ended March 31, 1996. The decrease was primarily the result of lower debt levels as average indebtedness outstanding for the 1997 quarter decreased to $46.0 million from $58.0 million for the same period in 1996. Interest income of approximately $41,000 related to temporary investment of the Company's February 1997 offering proceeds has been netted against interest expense.




The Company's effective tax rate for the three months ended March 31, 1997 was 40.0% compared to 52.5% for the comparable three months in 1996. The higher rate in 1996 was due primarily to a one-time charge of $565,000 to revalue the Company's deferred tax liability accounts to appropriately reflect an increase in the Company's statutory Federal income tax rate from 34% to 35% as the Company exceeded the taxable income threshold requiring the higher tax rate during 1996. The Company expects the effective tax rate for income generated in the remainder of 1997 will be approximately 40.0%.

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

Cash and cash equivalents totaled $4.8 million at March 31, 1997, representing a decrease of $7.9 million from December 31, 1996. For the three months ended
March 31, 1997, net cash flow from operating activities was approximately $5.0 million, cash used in investing activities totaled approximately $16.8 million and cash provided by financing activities amounted to approximately $4.0 million. Significant components of cash flow generated from operating activities include net income adjusted for non-cash items partially offset by an increase in receivables of $3.8 million primarily attributable to a 31.5% increase in preneed cemetery sales which are usually financed on an installment basis over 36 months. Significant components of cash used in investing activities included $0.4 million of capital expenditures related to additions and improvements at several funeral home facilities, $0.8 million related to the acquisition of professional vehicles and maintenance equipment and $0.4 million for upgrades to computer systems and peripheral equipment.
Additionally, the Company utilized approximately $14.6 million of internal funds, including funds drawn on the Credit Facility at December 31, 1996, to consummate funeral home and cemetery acquisitions during the three months ended March 31, 1997. Significant components of cash provided by financing activities included $22.1 million of net proceeds received in connection with the sale of the Company's Common Stock and the use of a portion of these proceeds to pay $13.0 million outstanding under the Company's Credit Facility, lump sum payments totaling approximately $4.9 million to extinguish certain seller financed notes and normal scheduled debt payments.

Long-term debt, including current maturities, at March 31, 1997 totaled $42.2 million as compared to $49.7 million at December 31, 1996. The decrease was principally attributable to the payoff of $13.0 million outstanding under the Credit Facility with a portion of the proceeds from the issuance of Common
Stock in February 1997, as described below. Long-term debt at March 31, 1997 consisted of $27.2 million drawn under the Credit Facility and $15.0 million owed under various notes payable to sellers of funeral homes and cemeteries.
As of March 31, 1997, the Credit Facility also supported letters of credit totaling $3.2 million related to one of the Company's 1996 acquisitions. At
March 31, 1997, $69.6 million was available for borrowings under the Credit
Facility. Any amounts repaid under the Credit Facility are available for future borrowings under the terms of the Credit Facility.





Borrowings under the Credit Facility bear interest, at the Company's option, at either (i) the prime rate plus up to 0.25% per annum or (ii) the London
Interbank Offered Rate plus 0.75% up to 1.50% per annum, depending on the Company's leverage ratio, as defined. The weighted average interest rates on amounts borrowed under the Credit Facility were 6.49% and 6.39% at March 31, 1997 and December 31, 1996, respectively. The Credit Facility, which was extended in September 1996 and is due October 1999, contains customary restrictive covenants, permits the payment of dividends only to the extent the Company maintains a specified net worth and requires the Company to maintain certain financial ratios. The Credit Facility is guaranteed by all of the Company's subsidiaries.

In February 1997, the Company received net proceeds of approximately $22.1 million (after selling commissions and related expenses) in connection with the issuance and sale by the Company of 1,199,178 shares of Common Stock at $19.25 per share pursuant to the underwriters' exercise of an overallotment option granted by the Company in the registration and sale of shares of Common
Stock owned by SCI.

The Company currently expects to acquire funeral homes and cemeteries for purchase prices aggregating $80 million in 1997. The Company anticipates that the consideration for future acquisitions will consist of a combination of cash, long-term notes, the assumption of existing indebtedness of the acquired businesses, and, in some cases, the issuance of additional shares of the Company's Common Stock. In June 1995, the Company filed a shelf registration statement relating to 1,000,000 shares of Common Stock to be used to fund acquisitions. As of March 31, 1997, approximately 712,000 shares of Common
Stock remained available for issuance pursuant to this registration statement.
The Company anticipates making ongoing capital expenditures of approximately
$7.9 million in 1997. Additionally, the Company approved the authorization to expend approximately $6.1 million to construct two new funeral home facilities and perform significant renovations and improvements on certain of its existing funeral home facilities. These expenditures are expected to be incurred over the next 12 to 18 months. Management believes that cash flow from operations and the borrowing capacity available under the Credit Facility should be sufficient to meet its anticipated capital expenditures and other operating requirements and to substantially fund acquisitions through the first quarter of 1998. However, because future cash flows and the availability of financing are subject to a number of variables, such as the number and size of acquisitions made by the Company, there can be no assurance that the Company's capital resources will be sufficient to maintain currently planned levels of capital expenditures and to fund future acquisitions. Additional debt and equity financings may be required in connection with future acquisitions. The availability of these capital sources will depend on prevailing market conditions and interest rates and the then-existing financial condition of the Company.

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


(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended
     March 31, 1997.



SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 15, 1997

EQUITY CORPORATION INTERNATIONAL

By:  /s/ W. Cardon Gerner
     ------------------------
     Senior Vice President
     Chief Financial Officer
    (Principal Financial Officer and Duly Authorized Officer)


                                      17


