Form 10-Q
period 1997-06-30
EQUITY CORP INTERNATIONAL
filed 1997-08-14
CIK 928155

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

                  For the quarterly period ended June 30, 1997

                                       or

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

The number of shares of the registrant's Common Stock outstanding as of June 30, 1997 was 20,753,166.

------------------------------------------------------------------------------

                       EQUITY CORPORATION INTERNATIONAL
                                     INDEX

                                                                          Page
Part I.  Financial Information                                            ----

         Item 1. Financial Statements (Unaudited)

                 Consolidated Balance Sheet
                    June 30, 1997 and December 31, 1996......................3

                 Consolidated Statement of Operations
                    Three and Six Months Ended June 30, 1997 and 1996........4

                 Consolidated Statement of Cash Flows
                    Six Months Ended June 30, 1997 and 1996..................5

                 Consolidated Statement of Stockholders' Equity
                    Six Months Ended June 30, 1997...........................6

                 Notes to the Consolidated Financial Statements..............7

         Item 2. Management's Discussion and Analysis of Results of
                 Operations and Financial Condition.........................11

Part II. Other Information

         Item 6. Exhibits and Reports on Form 8-K...........................20

Signature...................................................................21


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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                       EQUITY CORPORATION INTERNATIONAL
                          CONSOLIDATED BALANCE SHEET
                                 (Unaudited)

                                                         June 30,    Dec. 31,
(In thousands, except share data)                          1997        1996
------------------------------------------------------------------------------
                      ASSETS
Current assets:
   Cash and cash equivalents..........................   $   6,845   $  12,654
   Receivables, net of allowances.....................       9,213       9,050
   Inventories........................................       7,152       6,029
   Other..............................................       3,005       1,825
                                                         ---------   ---------
      Total current assets............................      26,215      29,558

Preneed funeral contracts.............................     193,871     156,028
Cemetery properties, at cost..........................      95,001      84,706
Long-term receivables, net of allowances..............      48,819      37,226
Property, plant and equipment, at cost (net)..........      75,245      57,263
Deferred charges and other assets.....................      16,351       7,986
Names and reputations (net)...........................     115,471      71,124
                                                         ---------   ---------
      Total assets....................................   $ 570,973   $ 443,891
                                                         =========   =========

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities...........   $   7,359   $   6,943
   Income taxes payable...............................          --         294
   Deferred income taxes..............................       3,146       2,605
   Current maturities of long-term debt...............         829         537
                                                         ---------   ---------
      Total current liabilities.......................      11,334      10,379

Deferred preneed funeral contract revenues............     199,261     161,153
Long-term debt........................................      98,226      49,197
Deferred cemetery costs...............................      25,481      21,268
Deferred income taxes.................................      22,852      22,799
Other liabilities.....................................       1,934       1,631
Commitments and contingencies.........................
Stockholders' equity:
   Preferred stock....................................          --          --
   Common Stock, $.01 par value; 50,000,000 shares
      authorized; 20,753,166 and 19,322,723 shares issued
      and outstanding in 1997 and 1996, respectively..         208         193
   Capital in excess of par value.....................     184,320     157,468
   Retained earnings..................................      27,349      19,803
   Foreign translation adjustment.....................           8          --
                                                         ---------   ---------
      Total stockholders' equity......................     211,885     177,464
                                                         ---------   ---------
      Total liabilities and stockholders' equity......   $ 570,973   $ 443,891
                                                         =========   =========


The accompanying notes are an integral part of the consolidated financial statements.

                       EQUITY CORPORATION INTERNATIONAL
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                 (Unaudited)

(In thousands, except per share data)
--------------------------------------------------------------------------
                             Three months ended        Six months ended
                                 June 30,                  June 30,
                             1997        1996          1997        1996
Net revenues:
   Funeral.................  $ 19,211    $ 12,240      $ 39,661    $ 24,986
   Cemetery................    11,701       9,286        21,831      17,535
   Other...................        --          --         1,674       2,085
                             --------    --------      --------    --------
                               30,912      21,526        63,166      44,606
                             --------    --------      --------    --------

Costs and expenses:
   Funeral.................    14,504       9,012        28,798      17,807
   Cemetery................     8,073       6,380        15,109      12,144
   Other...................        --          --           924       1,135
                             --------    --------      --------    --------
                               22,577      15,392        44,831      31,086
                             --------    --------      --------    --------

Total gross profit.........     8,335       6,134        18,335      13,520

General and adminis-
   trative expenses........     2,099       1,295         3,834       2,880
                             --------    --------      --------    --------

Operating income...........     6,236       4,839        14,501      10,640

Interest expense, net......     1,143         395         1,924       1,487
                             --------    --------      --------    --------

Income before
   income taxes............     5,093       4,444        12,577       9,153

Provision for
   income taxes............     2,037       1,799         5,031       4,271
                             --------    --------      --------    --------

Net income.................  $  3,056    $  2,645      $  7,546    $  4,882
                             ========    ========      ========    ========

Earnings per share.........  $   0.15    $   0.14      $   0.36    $   0.29
                             ========    ========      ========    ========

Weighted average number
   of common and equivalent
      shares outstanding...    21,028      18,273        20,721      16,679
                             ========    ========      ========    ========

The accompanying notes are an integral part of the consolidated financial statements.

                        EQUITY CORPORATION INTERNATIONAL
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                     Six months ended June 30,
(In thousands)                                            1997         1996
------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income.........................................  $  7,546     $  4,882
   Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization...................     3,523        2,252
      Provision for bad debts and contract
       cancellations..................................     2,558        1,992
      Gain on sale of assets..........................      (787)        (880)
      Deferred income taxes...........................       594          803
   Changes in assets and liabilities, net of effects
    from acquisitions:
     Receivables......................................    (7,550)      (6,082)
     Inventories......................................      (157)         (22)
     Other current assets.............................       (19)          59
     Other long-term assets...........................      (898)        (330)
     Accounts payable and accrued liabilities.........      (882)        (672)
     Income taxes payable.............................    (1,411)      (1,061)
     Preneed funeral contracts and associated
      deferred revenues...............................      (163)         (57)
                                                        --------     --------

        Net cash provided by operating activities.....     2,354          884
                                                        --------     --------

Cash flows from investing activities:
   Capital expenditures...............................    (5,883)      (3,983)
   Proceeds from sale of assets.......................        74        3,006
   Acquisitions, net of cash acquired.................   (16,284)      (9,522)
   Other..............................................        52           83
                                                        --------     --------
        Net cash used in investing activities.........   (22,041)     (10,416)
                                                        --------     --------
Cash flows from financing activities:
   Net proceeds from issuance of Common Stock.........    22,206       73,043
   Borrowings on long-term debt.......................    11,996          331
   Payments on debt...................................   (20,324)     (55,468)
                                                        --------     --------

        Net cash provided by financing activities.....    13,878       17,906
                                                        --------     --------

Increase (decrease) in cash and cash equivalents......    (5,809)       8,374
Cash and cash equivalents at beginning of period......    12,654        6,233
                                                        --------     --------

Cash and cash equivalents at end of period............  $  6,845     $ 14,607
                                                        ========     ========

The accompanying notes are an integral part of the consolidated financial statements.

                        EQUITY CORPORATION INTERNATIONAL
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)


(In thousands, except                             Shares         Amount
 number of shares)                                ----------     ----------

Common Stock
   Balance at December 31, 1996.................  19,322,723     $      193
   Issued:
     Equity offering............................   1,199,178             12
     Acquisitions...............................     224,525              3
     Option exercises...........................       6,000             --
     Other......................................         740             --
                                                  ----------     ----------
   Balance at June 30, 1997.....................  20,753,166     $      208
                                                  ==========     ==========

Capital in excess of par value
   Balance at December 31, 1996.................                 $  157,468
     Equity offering............................                     22,089
     Acquisitions...............................                      4,658
     Option exercises...........................                         55
     Other......................................                         50
                                                                 ----------
   Balance at June 30, 1997.....................                 $  184,320
                                                                 ==========

Retained earnings
   Balance at December 31, 1996.................                 $   19,803
     Net income.................................                      7,546
                                                                 ----------
   Balance at June 30, 1997.....................                 $   27,349
                                                                 ==========

Foreign translation adjustment
   Balance at December 31, 1996.................                 $       --
     Translation adjustment.....................                          8
                                                                 ----------
   Balance at June 30, 1997.....................                 $        8
                                                                 ==========

   Total stockholders equity....................                 $  211,885
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

The Company's statutory Federal income tax rate increased from 34% to 35% as the Company exceeded the taxable income threshold requiring the higher tax rate during 1996. As a result, the Company recorded through the provision for income taxes a one-time charge of $565,000 in the first quarter of 1996 to revalue the deferred tax liability accounts to appropriately reflect the higher statutory rate.

All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates in effect as of the end of the reporting period. Income and expense items are translated at average exchange rates for the reporting period. The resulting translation adjustments are recorded as a component of stockholders' equity.

2. ACQUISITIONS
The following table is a summary of acquisitions made during the six months ended June 30, 1997 and 1996:

                        1997            1996
---------------------------------------------------
Number acquired:
   Funeral homes........         45              22
   Cemeteries...........          5               1
Purchase price..........$79,889,000     $21,362,000

The purchase price for these acquisitions consisted of cash, Common Stock and debt issued or assumed. Also included in the 1997 purchase price is $924,000 which represents the net book value of funeral home assets exchanged for one of the acquired cemeteries (Note 5). The excess of purchase price over the fair value of assets acquired and liabilities assumed is included in Names and reputations (net) on the Consolidated Balance Sheet and will be amortized over a 40-year period. In connection with acquisitions, the Company enters into customary employment, consulting and noncompetition agreements with certain employees and former owners of the businesses acquired. In certain situations, the Company will prepay a portion of the noncompetition agreements and amortize such prepayments on a straight-line basis over the terms of the agreements. The purchase prices indicated above do not include $837,000 and $430,000 for noncompetition agreements which were prepaid to individuals related to businesses acquired in 1997 and 1996, respectively. The acquisitions have been accounted for as purchases and their operating results have been included since their respective dates of acquisition.

The net effect of acquisitions (including the exchange discussed above) on the Consolidated Balance Sheet was as follows:

                                                     Six months ended June 30,
(In thousands)                                          1997        1996
------------------------------------------------------------------------------
Current assets........................................  $   2,935   $   1,300
Preneed funeral contracts.............................     34,598      17,551
Cemetery properties...................................      9,307       1,650
Long-term receivables, net of allowances..............      5,908         209
Property, plant and equipment.........................     14,349       6,813
Deferred charges and other assets.....................      7,990         462
Names and reputations.................................     45,435      12,390
Current liabilities...................................       (827)       (204)
Deferred preneed funeral contract revenues............    (35,026)    (17,643)
Long-term debt........................................    (57,595)    (11,461)
Deferred cemetery costs...............................     (5,018)       (367)
Deferred income taxes.................................         --        (236)
Other liabilities.....................................        (38)       (350)
Common Stock issued...................................     (4,661)         --
                                                        ---------   ---------
   Total..............................................     17,357      10,114
   Less cash acquired.................................      1,073         592
                                                        ---------   ---------
   Cash used for acquisitions.........................  $  16,284   $   9,522
                                                        =========   =========

The following represents the unaudited pro forma results of operations for the six months ended June 30, 1997 and 1996, assuming the above noted acquisitions and exchange had occurred as of January 1, 1996:

(In thousands, except per share data)                   1997         1996
------------------------------------------------------------------------------
Net revenues..........................................  $  73,103   $  60,934
Income before income taxes............................     13,287      10,303
Net income............................................      7,972       5,566
Earnings per common and equivalent share..............  $    0.38   $    0.33

3. PRENEED FUNERAL CONTRACTS AND DEFERRED PRENEED FUNERAL CONTRACT REVENUES The Company sells preneed funeral contracts through various programs providing for future funeral services at prices prevailing when the agreement is signed. These contracts are included in the Consolidated Balance Sheet as Preneed funeral contracts. Payments on these contracts are generally placed in trust (pursuant to state law) or are used to pay premiums on life insurance policies issued by third party insurers. When the services are performed, approximately $90,843,000 and $67,364,000 will be funded by trusts and approximately $103,028,000 and $88,664,000 will be funded by insurance policies as of June 30, 1997 and December 31, 1996, respectively. Accumulated earnings from trust funds and increasing insurance benefits have been included to the extent that they have accrued through June 30, 1997 and December 31, 1996. The cumulative total has been reduced by allowable cash withdrawals for trust earning distributions and amounts retained by the Company pursuant to various state laws. At June 30, 1997 and December 31, 1996, the amounts collected and held in trusts, at cost, which approximates market, were approximately $80,200,000 and $59,246,000, respectively. The amounts in trusts and all life insurance policies are generally transferred to the customer upon contract cancellation.

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

4. DEBT
The Company maintains an uncollateralized revolving credit agreement with a group of banks that provides for a $100,000,000 line of credit to be used for acquisition financing and general corporate purposes. The Company's Credit Facility, as amended, provides for a revolving credit period expiring in October 1999 and bears interest, at the Company's option, at either (i) the prime rate plus up to 0.25% or (ii) the London Interbank Offered Rate plus 0.75% up to 1.50% depending on the Company's leverage ratio, as defined. The weighted average interest rates on amounts borrowed under the Credit Facility were 6.84% and 6.39% at June 30, 1997 and December 31, 1996, respectively. In addition, the Company pays a commitment fee on unused funds ranging from 0.20% to 0.32%, depending on the Company's leverage ratio, as defined. The Credit Facility also supports letters of credit totaling $3,152,000 related to one of the Company's acquisitions in 1996. The Credit Facility contains customary restrictive covenants requiring the Company to maintain certain financial ratios and is guaranteed by substantially all of the Company's subsidiaries. The Credit Facility will permit the payment of dividends on the Company's Common Stock only to the extent the Company maintains a specified net worth. Balances outstanding under the Credit Facility totaled $83,453,000 and $35,000,000 at June 30, 1997 and December 31, 1996, respectively.

5. DISPOSITIONS
During January 1997, the Company acquired one cemetery from Service Corporation International ("SCI"), a former significant stockholder of the Company (Note 6), in exchange for one of the Company's funeral home facilities. This was a strategic business decision as the acquired cemetery is in close proximity to one of the Company's existing funeral home facilities. In connection with the transaction, the Company received consideration of $1,674,000, including $250,000 in cash, and recognized a gain of approximately $750,000 in the first quarter of 1997.

During March 1996, the Company conveyed to SCI licensing and lease agreements related to three funeral home operations which had been previously operated by an unaffiliated third party for an aggregate purchase price of $2,085,000. This amount and $1,135,000 of related costs and expenses are included in net revenues and costs and expenses, respectively, for the six months ended June 30, 1996.

6. EQUITY OFFERINGS
In February 1997, the Company completed the registration and sale of 7,994,522 shares of Common Stock owned by SCI which represented SCI's total investment in the Company. SCI received all proceeds and paid all expenses related to the sale of these shares. In addition, the Company received net proceeds of approximately $22,101,000 (after selling commissions and related expenses) in connection with the issuance and sale by the Company of 1,199,178 shares of Common Stock at $19.25 per share pursuant to the underwriters' exercise of an overallotment option granted by the Company. Approximately $13,000,000 of these proceeds was used to pay down a portion of the Company's Credit Facility and the remainder was used for general corporate purposes, including acquisitions.

On May 1, 1996 the Company completed a public offering of 4,335,000 shares of its Common Stock at $18.00 per share, including 585,000 shares sold to the underwriters pursuant to the overallotment option granted to them, for net proceeds of approximately $73,007,000 (after selling commissions and related expenses). The net proceeds were used to payoff amounts outstanding under the Credit Facility and the remainder was used for general corporate purposes, including acquisitions.

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

In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 131 establishes standards for the way that public enterprises report segment information in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders. These statements are both effective for fiscal years beginning after December 15, 1997. The Company does not believe implementation of SFAS Nos. 130 and 131 will have a material effect on its financial position, results of operation or cash flows.

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


RESULTS OF OPERATIONS

The following is a discussion of the Company's results of operations for the three and six month periods ended June 30, 1997 and 1996. For purposes of this discussion, funeral homes and cemeteries owned and operated for the entirety of each period being compared are referred to as existing operations. Correspondingly, operations acquired or opened during either period being compared are referred to as acquired operations.

Total net revenues for the three months ended June 30, 1997 increased 43.6% to $30,912,000 from $21,526,000 for the three months ended June 30, 1996. The increase in net revenues reflects an $8,607,000 increase in net revenues attributable to acquired operations and a $1,063,000 or 5.1% increase in net revenues from existing operations. The substantial increase in revenues from acquired operations is due primarily to the full quarter results of the 68 funeral homes and five cemeteries acquired between April 1, 1996 and March 31, 1997 and the partial quarter results of the 26 funeral homes and two cemeteries acquired during the three months ended June 30, 1997. The increase in revenues from existing operations was attributable primarily to increases in preneed sales at cemetery operations.

Gross profit for the three months ended June 30, 1997 increased 35.9% to $8,335,000 from $6,134,000 for the comparable prior year quarter. The increase in gross profit is due primarily to a $2,087,000 increase attributable to acquired operations and a $244,000 or 4.1% increase from existing operations. The increase in gross profit from existing operations was attributable primarily to the increase in preneed sales discussed above.

FUNERAL HOME SEGMENT. The following table sets forth certain information regarding the net revenues and gross profit of the Company from its funeral home operations during the three months ended June 30, 1997 and 1996.

                                          Three months
                                         ended June 30,          Change
(Dollars in thousands)                   1997      1996      Amount    Percent
------------------------------------------------------------------------------
Net revenues:
   Existing operations.................. $ 11,592  $ 11,556  $     36    0.3%
   Acquired operations..................    7,619       400     7,219      *
   Disposed operations..................       --       284      (284)     *
                                           ------    ------    ------
      Total funeral net revenues........ $ 19,211  $ 12,240  $  6,971   57.0%
                                           ======    ======    ======

Gross profit:
   Existing operations.................. $  2,951  $  2,989  $    (38)  (1.3)%
   Acquired operations..................    1,756       109     1,647       *
   Disposed operations..................       --       130      (130)      *
                                           ------    ------    ------
      Total funeral gross profit........ $  4,707  $  3,228  $  1,479   45.8%
                                           ======    ======    ======

------
*Not meaningful


Total funeral net revenues for the three months ended June 30, 1997 increased
57.0% to $19,211,000 from $12,240,000 for the prior year quarter, due primarily to a $7,219,000 increase attributable to acquired operations.
Revenues from existing operations increased by 0.3% over the prior year quarter as a 2.2% inflationary increase in the average revenue per regular service performed along with increased sales of ancillary funeral products was offset by a 3.0% decrease in the number of regular funeral services performed.

Total funeral gross profit for the three months ended June 30, 1997 increased
45.8% to $4,707,000 from $3,228,000 for the three months ended June 30, 1996.
Excluding the effects of the disposed funeral home operations, funeral gross margin decreased to 24.5% from 25.9% due primarily to acquired operations, which generally have lower gross margins as compared to the Company's existing operations. Depending on numerous factors including the size of an acquired operation, the proximity to other Company operations and market sensitivity, it may take 12 to 36 months before margin improvement is realized at an acquired operation as a result of new policies and procedures implemented by the Company. Funeral gross margin at existing operations decreased to 25.5% from 25.9% for the prior year second quarter primarily as a result of the volume declines discussed above coupled with the relatively fixed cost nature of funeral home operating costs.






CEMETERY SEGMENT. The following table sets forth certain information regarding the net revenues and gross profit of the Company from its cemetery operations during the three months ended June 30, 1997 and 1996.


                                           Three months
                                           ended June 30,         Change
(Dollars in thousands)                     1997      1996      Amount  Percent
------------------------------------------------------------------------------
Net revenues:
   Existing operations.................. $ 10,313  $  9,286  $  1,027   11.1%
   Acquired operations..................    1,388        --     1,388      *
                                           ------    ------    ------
      Total cemetery net revenues....... $ 11,701  $  9,286  $  2,415   26.0%
                                           ======    ======    ======

Gross profit:
   Existing operations.................. $  3,188  $  2,906  $    282    9.7%
   Acquired operations..................      440        --       440      *
                                           ------    ------    ------
      Total cemetery gross profit....... $  3,628  $  2,906  $    722   24.8%
                                           ======    ======    ======

------
*Not meaningful


Total cemetery net revenues for the three months ended June 30, 1997 increased
26.0% to $11,701,000 from $9,286,000 for the prior year quarter. Cemetery net revenues attributable to existing operations increased 11.1% to $10,313,000 from $9,286,000 for the prior year quarter, due primarily to increases in preneed sales. The increase in net revenues for acquired operations reflects the full quarter results of the five cemeteries acquired between April 1, 1996 and March 31, 1997 along with the partial quarter results of the two cemeteries acquired in the three months ended June 30, 1997.

Total cemetery gross profit for the three months ended June 30, 1997 increased
24.8% to $3,628,000 from $2,906,000 for the three months ended June 30, 1996.
Cemetery gross margin at existing operations decreased to 30.9% from 31.3% in the second quarter of 1996 due primarily to higher selling expenses associated with the increase in preneed sales, partially offset by operating leverage achieved on the relatively fixed portion of cemetery cost structure which is being spread over a larger revenue base.

General and administrative expenses for the three months ended June 30, 1997 increased $804,000 or 62.1% over the three months ended June 30, 1996. This increase resulted primarily from nonrecurring expenses in June 1997 totaling approximately $200,000 in connection with the Company's listing of its Common
Stock on the New York Stock Exchange, as well as increased personnel costs and professional fees necessary to support a higher rate of growth.

Interest expense for the three months ended June 30, 1997 increased $748,000 from the comparable prior year quarter, due primarily to higher debt levels as average indebtedness outstanding increased to $70.6 million for the current year quarter from $36.1 million for the same period in 1996. The increase in average indebtedness outstanding is the result of increased acquisition activity during 1997 along with the payoff in 1996 of $52.7 million borrowed under the Company's Credit Facility with a portion of the proceeds of the Company's equity offering in May 1996. Interest income of approximately
$170,000 related to the temporary investment of the Company's equity offering proceeds has been netted against interest expense for the three months ended
June 30, 1996.



The Company's effective tax rate for the three months ended June 30, 1997 was 40.0% compared to 40.5% for the comparable three months in 1996. The Company expects the effective tax rate for income generated in the remainder of 1997 will be approximately 40.0%.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996:
Total net revenues for the six months ended June 30, 1997 increased 41.6% to $63,166,000 from $44,606,000 for the six months ended June 30, 1996. The increase in net revenues reflects a $16,496,000 increase in net revenues attributable to acquired operations and a $2,997,000 or 7.6% increase in net revenues from existing operations. The substantial increase in revenues from acquired operations is due primarily to the full period results of the 59 funeral homes and three cemeteries acquired in 1996 and the partial period results of the 45 funeral homes and five cemeteries acquired during the six months ended June 30, 1997. Included in net revenues for the six months ended
June 30, 1997 is $1,674,000 related to the sale of one of the Company's funeral homes in exchange for a cemetery and $250,000 in cash. Included in net revenues for the six months ended June 30, 1996 is $2,085,000 resulting from the Company's sale of several long-term licensing and lease agreements related to three funeral homes which had previously been operated by a third party.

Gross profit for the six months ended June 30, 1997 increased 35.6% to $18,335,000 from $13,520,000 for the comparable prior year period. The increase in gross profit is due primarily to a $4,123,000 increase attributable to acquired operations and a $1,121,000 or 9.6% increase from existing operations. The increase in gross profit from existing operations was attributable to increased preneed sales at the Company's cemetery operations along with improved operational efficiencies at both funeral and cemetery operations.



FUNERAL HOME SEGMENT. The following table sets forth certain information regarding the net revenues and gross profit of the Company from its funeral home operations during the six months ended June 30, 1997 and 1996.


                                          Six months
                                         ended June 30,          Change
(Dollars in thousands)                   1997      1996      Amount    Percent
------------------------------------------------------------------------------
Net revenues:
   Existing operations.................. $ 23,567  $ 22,719  $    848     3.7%
   Acquired operations..................   16,094     1,745    14,349       *
   Disposed operations..................       --       522      (522)      *
                                           ------    ------    ------
      Total funeral net revenues........ $ 39,661  $ 24,986  $ 14,675    58.7%
                                           ======    ======    ======

Gross profit:
   Existing operations.................. $  6,938  $  6,515  $    423     6.5%
   Acquired operations..................    3,925       435     3,490       *
   Disposed operations..................       --       229      (229)      *
                                           ------    ------    ------
      Total funeral gross profit........ $ 10,863  $  7,179  $  3,684    51.3%
                                           ======    ======    ======

------
*Not meaningful


Total funeral net revenues for the six months ended June 30, 1997 increased
58.7% to $39,661,000 from $24,986,000 for the prior year period, due primarily to a $14,349,000 increase attributable to acquired operations. The increase in revenues from existing operations is primarily attributable to a 2.7% inflationary increase in the average revenue per regular service performed, offset in part by a 0.5% decrease in the number of regular funeral services performed.

Total funeral gross profit for the six months ended June 30, 1997 increased
51.3% to $10,863,000 from $7,179,000 for the six months ended June 30, 1996.
Excluding the effects of the disposed funeral home operations, funeral gross margin decreased to 27.4% from 28.4% due primarily to acquired operations, which generally have lower gross margins as compared to the Company's existing operations. Funeral gross margin at existing operations increased to 29.4% from 28.7% for the prior year period primarily as a result of sales price increases exceeding the cost increases in merchandising and salaries, offset in part by the slight volume decline discussed above.






CEMETERY SEGMENT. The following table sets forth certain information regarding the net revenues and gross profit of the Company from its cemetery operations during the six months ended June 30, 1997 and 1996.


                                           Six months
                                          ended June 30,          Change
(Dollars in thousands)                    1997      1996      Amount  Percent
------------------------------------------------------------------------------
Net revenues:
   Existing operations.................. $ 19,099  $ 16,950  $  2,149   12.7%
   Acquired operations..................    2,732       585     2,147      *
                                           ------    ------    ------
      Total cemetery net revenues....... $ 21,831  $ 17,535  $  4,296   24.5%
                                           ======    ======    ======

Gross profit:
   Existing operations.................. $  5,909  $  5,211  $    698   13.4%
   Acquired operations..................      813       180       633      *
                                           ------    ------    ------
      Total cemetery gross profit....... $  6,722  $  5,391  $  1,331   24.7%
                                           ======    ======    ======

------
*Not meaningful


Total cemetery net revenues for the six months ended June 30, 1997 increased
24.5% to $21,831,000 from $17,535,000 for the six months ended June 30, 1996.
Cemetery net revenues attributable to existing operations for the six months ended June 30, 1997 increased 12.7% to $19,099,000 from $16,950,000 for the prior year period, due primarily to increases in preneed sales.

Total cemetery gross profit increased 24.7% to $6,722,000 for the six months ended June 30, 1997 from $5,391,000 for the comparable prior year period.
Cemetery gross margin at existing operations increased slightly to 30.9% from 30.7% in 1996 due primarily to operating leverage achieved on the relatively fixed portion of cemetery cost structure which is being spread over a larger revenue base, partially offset by higher selling costs associated with the increase in preneed sales.

General and administrative expenses for the six months ended June 30, 1997 increased $954,000 or 33.1% over the same period in 1996. This increase resulted primarily from nonrecurring New York Stock Exchange listing expenses during the second quarter of 1997 as discussed above, as well as increased personnel costs and professional fees necessary to support a higher rate of growth. Excluding the effects of the New York Stock Exchange listing expenses along with the gains recorded on the asset exchange and sale of licensing and lease agreements discussed above, general and administrative expenses as a percentage of net revenues decreased to 5.9% from 6.8% in the prior year period due to general and administrative expenses being spread over a larger revenue base.

Interest expense for the six months ended June 30, 1997 increased $437,000 or 29.4% from the comparable prior year period, due primarily to higher debt levels as average indebtedness outstanding over the 1997 period increased to $74.4 million from $33.2 million for the same period in 1996 as a result of increased acquisition activity during 1997 along with the payoff of $52.7 million in 1996 borrowed under the Company's Credit Facility with a portion of the proceeds of an equity offering in May 1996. Partially offsetting this increase was the paydown of approximately $13.0 million borrowed under the Company's Credit Facility with a portion of the proceeds of an equity offering in February 1997. Interest income of approximately $41,000 and $170,000 related to the temporary investment of equity offering proceeds has been netted against interest expense for the six months ended June 30, 1997 and 1996, respectively.



The Company's effective tax rate for the six months ended June 30, 1997 was 40.0% compared to 46.7% for the comparable six months in 1996. The higher rate in 1996 was due primarily to a one-time charge of $565,000 in the first quarter of 1996 to revalue the Company's deferred tax liability accounts to appropriately reflect an increase in the Company's statutory Federal income tax rate from 34% to 35% as the Company exceeded the taxable income threshold requiring the higher tax rate during 1996.

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

Cash and cash equivalents totaled $6.8 million at June 30, 1997, representing a decrease of $5.8 million from December 31, 1996. For the six months ended
June 30, 1997, net cash flow from operating activities was approximately $2.3 million, cash used in investing activities totaled approximately $22.0 million and cash provided by financing activities amounted to approximately $13.9 million. Significant components of cash flow generated from operating activities include net income adjusted for non-cash items partially offset by an increase in receivables of $7.5 million primarily attributable to a 30.2% increase in preneed cemetery sales which are usually financed on an installment basis over 36 months. Significant components of cash used in investing activities included capital expenditures of $1.3 million related to additions and improvements at several funeral home facilities, $1.5 million related to the acquisition of professional vehicles and maintenance equipment and $0.8 million for upgrades to computer systems and peripheral equipment.
Additionally, the Company utilized approximately $16.3 million of internal funds, including funds drawn on the Credit Facility at December 31, 1996, to consummate funeral home and cemetery acquisitions during the six months ended
June 30, 1997. Significant components of cash provided by financing activities included (i) borrowings of approximately $12.0 million which were used, among other things, to prepay a portion of the Company's estimated 1997 income taxes, finance an agreement with one of the Company's suppliers for the storage and delivery of preneed cemetery merchandise and refinance a note payable issued in connection with the Company's Canadian acquisitions; (ii)
$22.1 million of net proceeds received in connection with the sale of the Company's Common Stock and the use of a portion of these proceeds to pay $13.0 million outstanding under the Company's Credit Facility; and (iii) lump sum payments totaling approximately $4.9 million to extinguish certain seller financed notes and normal scheduled debt payments.

Long-term debt, including current maturities, at June 30, 1997 totaled $99.1 million as compared to $49.7 million at December 31, 1996. The increase was principally attributable to increased acquisition activity during the six months ended June 30, 1997, partially offset by the payoff of $13.0 million outstanding under the Credit Facility with a portion of the proceeds from the issuance of Common Stock in February 1997, as described below. Long-term debt at June 30, 1997 consisted of $83.5 million drawn under the Credit Facility and $15.6 million owed under various notes payable to sellers of funeral homes and cemeteries. As of June 30, 1997, the Credit Facility also supported letters of credit totaling $3.2 million related to one of the Company's 1996 acquisitions. At June 30, 1997, $13.3 million was available for borrowings under the Credit Facility. Any amounts repaid under the Credit Facility are available for future borrowings under the terms of the Credit Facility.





Borrowings under the Credit Facility bear interest, at the Company's option, at either (i) the prime rate plus up to 0.25% per annum or (ii) the London
Interbank Offered Rate plus 0.75% up to 1.50% per annum, depending on the Company's leverage ratio, as defined. The weighted average interest rates on amounts borrowed under the Credit Facility were 6.84% and 6.39% at June 30, 1997 and December 31, 1996, respectively. The Credit Facility, which was extended in September 1996 and is due October 1999, contains customary restrictive covenants, permits the payment of dividends only to the extent the Company maintains a specified net worth and requires the Company to maintain certain financial ratios. The Credit Facility is guaranteed by substantially all of the Company's subsidiaries.

Due to recent and projected future increases in acquisition activity, the Company is currently negotiating to increase the line of credit under the Credit Facility to $225 million and to obtain more favorable borrowing terms.
The Company expects to have this new facility in place by the end of the third quarter of 1997.

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

The Company currently expects to acquire funeral homes and cemeteries for purchase prices aggregating $110 to $115 million in 1997. The Company anticipates that the consideration for future acquisitions will consist of a combination of cash, long-term notes, the assumption of existing indebtedness of the acquired businesses, and, in some cases, the issuance of additional shares of the Company's Common Stock. In June 1997, the Company amended its shelf registration statement by increasing to approximately 1,350,000 the number of shares of Common Stock to be used to fund acquisitions under such registration statement. As of June 30, 1997, approximately 1,009,000 shares of Common Stock remained available for issuance pursuant to this registration statement. The Company anticipates making ongoing capital expenditures of approximately $7.9 million in 1997. Additionally, the Company approved the authorization to expend approximately $6.1 million to construct two new funeral home facilities and perform significant renovations and improvements on certain of its existing funeral home facilities. These expenditures are expected to be incurred over the next 9 to 15 months. Management believes that cash flow from operations and the borrowing capacity available under the renegotiated Credit Facility should be sufficient to meet its anticipated capital expenditures and other operating requirements and to substantially fund acquisitions through the third quarter of 1998. However, because future cash flows and the availability of financing are subject to a number of variables, such as the number and size of acquisitions made by the Company and the successful increase in the Credit Facility, there can be no assurance that the Company's capital resources will be sufficient to maintain currently planned levels of capital expenditures and to fund future acquisitions.
Additional debt and equity financings may be required in connection with future acquisitions. The availability of these capital sources will depend on prevailing market conditions and interest rates and the then-existing financial condition of the Company.


                                     18


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

In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures About Segments of an Enterprise and Related
Information. " SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 131 establishes standards for the way that public enterprises report segment information in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders. These statements are both effective for fiscal years beginning after December 15, 1997. The Company does not believe implementation of SFAS Nos. 130 and 131 will have a material effect on its financial position, results of operation or cash flows.






PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     11.1 -  Statement regarding computation of per share earnings

     27   -  Financial Data Schedule


(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended
     June 30, 1997.



SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 14, 1997

EQUITY CORPORATION INTERNATIONAL

By:  /s/ W. Cardon Gerner
     ------------------------
     Senior Vice President
     Chief Financial Officer
    (Principal Financial Officer and Duly Authorized Officer)


                                      21


