Form 10-Q
period 1997-09-30
EQUITY CORP INTERNATIONAL
filed 1997-11-14
CIK 928155

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

                  For the quarterly period ended September 30, 1997

                                       or

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

The number of shares of the registrant's Common Stock outstanding as of September 30, 1997 was 20,762,493.

------------------------------------------------------------------------------

                       EQUITY CORPORATION INTERNATIONAL
                                     INDEX

                                                                          Page
Part I.  Financial Information                                            ----

         Item 1. Financial Statements (Unaudited)

                 Consolidated Balance Sheet
                    September 30, 1997 and December 31, 1996.................3

                 Consolidated Statement of Operations
                    Three and Nine Months Ended September 30, 1997 and 1996..4

                 Consolidated Statement of Cash Flows
                    Nine Months Ended September 30, 1997 and 1996............5

                 Consolidated Statement of Stockholders' Equity
                    Nine Months Ended September 30, 1997.....................6

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                       EQUITY CORPORATION INTERNATIONAL
                          CONSOLIDATED BALANCE SHEET
                                 (Unaudited)

                                                         Sept. 30,    Dec. 31,
(In thousands, except share data)                          1997        1996
------------------------------------------------------------------------------
                      ASSETS
Current assets:
   Cash and cash equivalents..........................   $   7,407   $  12,654
   Receivables, net of allowances.....................      11,559       9,050
   Inventories........................................       7,791       6,029
   Other..............................................       2,357       1,825
                                                         ---------   ---------
      Total current assets............................      29,114      29,558

Preneed funeral contracts.............................     214,064     156,028
Cemetery properties, at cost..........................      98,875      84,706
Long-term receivables, net of allowances..............      54,044      37,226
Property, plant and equipment, at cost (net)..........      88,781      57,263
Deferred charges and other assets.....................      18,106       7,986
Names and reputations (net)...........................     133,301      71,124
                                                         ---------   ---------
      Total assets....................................   $ 636,285   $ 443,891
                                                         =========   =========

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities...........   $   8,775   $   6,943
   Income taxes payable...............................          --         294
   Deferred income taxes..............................       3,317       2,605
   Current maturities of long-term debt...............         798         537
                                                         ---------   ---------
      Total current liabilities.......................      12,890      10,379

Deferred preneed funeral contract revenues............     219,977     161,153
Long-term debt........................................     136,513      49,197
Deferred cemetery costs...............................      26,740      21,268
Deferred income taxes.................................      22,869      22,799
Other liabilities.....................................       2,047       1,631
Commitments and contingencies.........................
Stockholders' equity:
   Preferred stock....................................          --          --
   Common Stock, $.01 par value; 50,000,000 shares
      authorized; 20,762,493 and 19,322,723 shares issued
      and outstanding in 1997 and 1996, respectively..         208         193
   Capital in excess of par value.....................     184,493     157,468
   Retained earnings..................................      30,523      19,803
   Foreign translation adjustment.....................          25          --
                                                         ---------   ---------
      Total stockholders' equity......................     215,249     177,464
                                                         ---------   ---------
      Total liabilities and stockholders' equity......   $ 636,285   $ 443,891
                                                         =========   =========


The accompanying notes are an integral part of the consolidated financial statements.

                       EQUITY CORPORATION INTERNATIONAL
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                 (Unaudited)

(In thousands, except per share data)
--------------------------------------------------------------------------
                             Three months ended        Nine months ended
                                 Sept. 30,                 Sept. 30,
                             1997        1996          1997        1996
Net revenues:
   Funeral.................  $ 20,791    $ 13,161      $ 60,452    $ 38,147
   Cemetery................    12,360       7,891        34,191      25,426
   Other...................        --          --         1,674       2,085
                             --------    --------      --------    --------
                               33,151      21,052        96,317      65,658
                             --------    --------      --------    --------

Costs and expenses:
   Funeral.................    16,387       9,828        45,185      27,635
   Cemetery................     8,322       5,981        23,431      18,125
   Other...................        --          --           924       1,135
                             --------    --------      --------    --------
                               24,709      15,809        69,540      46,895
                             --------    --------      --------    --------

Total gross profit.........     8,442       5,243        26,777      18,763

General and adminis-
   trative expenses........     1,836       1,490         5,670       4,370
                             --------    --------      --------    --------

Operating income...........     6,606       3,753        21,107      14,393

Interest expense, net......     1,834         203         3,758       1,690
                             --------    --------      --------    --------

Income before
   income taxes............     4,772       3,550        17,349      12,703

Provision for
   income taxes............     1,598       1,438         6,629       5,709
                             --------    --------      --------    --------

Net income.................  $  3,174    $  2,112      $ 10,720    $  6,994
                             ========    ========      ========    ========

Earnings per share.........  $   0.15    $   0.11      $   0.51    $   0.40
                             ========    ========      ========    ========

Weighted average number
   of common and equivalent
      shares outstanding...    21,078      19,447        20,842      17,583
                             ========    ========      ========    ========

The accompanying notes are an integral part of the consolidated financial statements.

                        EQUITY CORPORATION INTERNATIONAL
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                   Nine months ended Sept. 30,
(In thousands)                                            1997         1996
------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income.........................................  $ 10,720     $  6,994
   Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization...................     5,798        3,543
      Provision for bad debts and contract
       cancellations..................................     3,764        2,832
      Gain on sale of assets..........................      (755)        (909)
      Deferred income taxes...........................       782          835
   Changes in assets and liabilities, net of effects
    from acquisitions:
     Receivables......................................   (13,277)      (7,823)
     Inventories......................................      (162)          17
     Other current assets.............................      (475)        (351)
     Other long-term assets...........................    (2,603)        (724)
     Accounts payable and accrued liabilities.........       862         (460)
     Income taxes payable.............................      (294)        (663)
     Preneed funeral contracts and associated
      deferred revenues...............................       341          (29)
                                                        --------     --------

        Net cash provided by operating activities.....     4,701        3,262
                                                        --------     --------

Cash flows from investing activities:
   Capital expenditures...............................    (9,296)      (5,829)
   Proceeds from sale of assets.......................        96        3,037
   Acquisitions, net of cash acquired.................   (16,888)     (21,012)
   Other..............................................        66          162
                                                        --------     --------
        Net cash used in investing activities.........   (26,022)     (23,642)
                                                        --------     --------
Cash flows from financing activities:
   Net proceeds from issuance of Common Stock.........    22,230       73,071
   Borrowings on long-term debt.......................    16,359        2,278
   Payments on debt...................................   (22,515)     (56,302)
                                                        --------     --------

        Net cash provided by financing activities.....    16,074       19,047
                                                        --------     --------

Decrease in cash and cash equivalents.................    (5,247)      (1,333)
Cash and cash equivalents at beginning of period......    12,654        6,233
                                                        --------     --------

Cash and cash equivalents at end of period............  $  7,407     $  4,900
                                                        ========     ========

The accompanying notes are an integral part of the consolidated financial statements.

                        EQUITY CORPORATION INTERNATIONAL
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)


(In thousands, except                             Shares         Amount
 number of shares)                                ----------     ----------

Common Stock
   Balance at December 31, 1996.................  19,322,723     $      193
   Issued:
     Equity offering............................   1,199,178             12
     Acquisitions...............................     231,352              3
     Option exercises...........................       8,500             --
     Other......................................         740             --
                                                  ----------     ----------
   Balance at September 30, 1997................  20,762,493     $      208
                                                  ==========     ==========

Capital in excess of par value
   Balance at December 31, 1996.................                 $  157,468
     Equity offering............................                     22,089
     Acquisitions...............................                      4,807
     Option exercises...........................                         79
     Other......................................                         50
                                                                 ----------
   Balance at September 30, 1997................                 $  184,493
                                                                 ==========

Retained earnings
   Balance at December 31, 1996.................                 $   19,803
     Net income.................................                     10,720
                                                                 ----------
   Balance at September 30, 1997................                 $   30,523
                                                                 ==========

Foreign translation adjustment
   Balance at December 31, 1996.................                 $       --
     Translation adjustment.....................                         25
                                                                 ----------
   Balance at September 30, 1997................                 $       25
                                                                 ==========

   Total stockholders' equity....................                $  215,249
                                                                 ==========


The accompanying notes are an integral part of the consolidated financial statements.

                       EQUITY CORPORATION INTERNATIONAL
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include the accounts of Equity Corporation International and all majority owned subsidiaries ("the Company") and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information in the notes to the consolidated financial statements normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to these rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year. Capitalized terms not defined herein have the meanings as defined in the notes to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

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

The Company recorded a reduction to its income tax provision for the three and nine months ended September 30, 1997 of $200,000, representing the difference between the Company's estimated and actual tax liability for the year ended December 31, 1996. In addition, after analysis of the Company's estimated federal and state tax liabilities, the Company reduced its estimated effective income tax rate for 1997 to 39.0% from 40.0%. As a result of this reduction, the Company estimates that its effective tax rate for the fourth quarter of 1997 will be approximately 38.1%.

All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates in effect as of the end of the reporting period. Income and expense items are translated at average exchange rates for the reporting period. The resulting translation adjustments are recorded as a component of stockholders' equity. The effect of exchange rate changes on cash for the nine months ended September 30, 1997 has not been significant.

2. ACQUISITIONS
The following table is a summary of acquisitions made during the nine months ended September 30, 1997 and 1996:

                        1997            1996
---------------------------------------------------
Number acquired:
   Funeral homes.......          69              44
   Cemeteries..........           8               1
Purchase price.........$116,180,000     $49,915,000

The purchase price for these acquisitions consisted of cash, Common Stock and debt issued or assumed. Also included in the 1997 purchase price is $924,000 which represents the net book value of funeral home assets exchanged for one of the acquired cemeteries (Note 5). The excess of purchase price over the fair value of assets acquired and liabilities assumed is included in Names and reputations (net) on the Consolidated Balance Sheet and is amortized over a 40-year period. In connection with acquisitions, the Company enters into customary employment, consulting and noncompetition agreements with certain employees and former owners of the businesses acquired. In certain situations, the Company will prepay a portion of the noncompetition agreements and amortize such prepayments on a straight-line basis over the terms of the agreements. The purchase prices indicated above do not include $852,000 and $832,000 for noncompetition agreements which were prepaid to individuals related to businesses acquired in 1997 and 1996, respectively. The acquisitions have been accounted for as purchases and their operating results have been included since their respective dates of acquisition.

The net effect of acquisitions (including the exchange discussed above) on the Consolidated Balance Sheet was as follows:

                                                   Nine months ended Sept. 30,
(In thousands)                                            1997        1996
------------------------------------------------------------------------------
Current assets........................................  $   5,158   $   3,166
Preneed funeral contracts.............................     50,927      35,358
Cemetery properties...................................     13,600       2,349
Long-term receivables, net of allowances..............      7,961      (1,075)
Property, plant and equipment.........................     25,801      13,684
Deferred charges and other assets.....................      7,842         773
Names and reputations.................................     64,025      32,422
Current liabilities...................................     (1,039)     (3,207)
Deferred preneed funeral contract revenues............    (51,374)    (35,458)
Long-term debt........................................    (93,699)    (25,515)
Deferred cemetery costs...............................     (5,812)        121
Deferred income taxes.................................         --        (462)
Other liabilities.....................................        (38)       (336)
Common Stock issued...................................     (4,810)       (150)
                                                        ---------   ---------
   Total..............................................     18,542      21,670
   Less cash acquired.................................      1,654         658
                                                        ---------   ---------
   Cash used for acquisitions.........................  $  16,888   $  21,012
                                                        =========   =========

The following represents the unaudited pro forma results of operations for the nine months ended September 30, 1997 and 1996, assuming the above noted acquisitions and exchange had occurred as of January 1, 1996:

(In thousands, except per share data)                   1997         1996
------------------------------------------------------------------------------
Net revenues..........................................  $ 114,439   $ 103,211
Income before income taxes............................     17,889      14,118
Net income............................................     11,050       7,826
Earnings per common and equivalent share..............  $    0.53   $    0.44

3. PRENEED FUNERAL CONTRACTS AND DEFERRED PRENEED FUNERAL CONTRACT REVENUES The Company sells preneed funeral contracts through various programs providing for future funeral services at prices prevailing when the agreement is signed. These contracts are included in the Consolidated Balance Sheet as Preneed funeral contracts. Payments on these contracts are generally placed in trust (pursuant to state law) or are used to pay premiums on life insurance policies issued by third party insurers. When the services are performed, approximately $95,629,000 and $67,364,000 will be funded by trusts and approximately $118,435,000 and $88,664,000 will be funded by insurance policies as of September 30, 1997 and December 31, 1996, respectively. Accumulated earnings from trust funds and increasing insurance benefits have been included to the extent that they have accrued through September 30, 1997 and December 31, 1996. The cumulative total has been reduced by allowable cash withdrawals for trust earning distributions and amounts retained by the Company pursuant to various state laws. At September 30, 1997 and December 31, 1996, the amounts collected and held in trusts, at cost, which approximates market, were approximately $85,153,000 and $59,246,000, respectively. The amounts in trusts and all life insurance policies are generally transferred to the customer upon contract cancellation.

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

4. DEBT
In September 1997, the Company amended and increased its borrowing capacity under its uncollateralized revolving credit agreement with a group of banks (the "Credit Facility") to $225,000,000 from $100,000,000. The Credit Facility is used for acquisition financing and general corporate purposes. The Credit Facility provides for a revolving credit period expiring in September 2002 and bears interest, at the Company's option, at either (i) the prime rate or (ii) the London Interbank Offered Rate plus 0.50% up to 1.25% depending on the Company's Leverage Ratio, as defined in the agreement. The weighted average interest rates on amounts borrowed under the Credit Facility were 6.66% and 6.39% at September 30, 1997 and December 31, 1996, respectively. In addition, the Company pays commitment fees on unused funds depending on the Company's Leverage Ratio. The Credit Facility also supports letters of credit totaling $3,152,000 related to one of the Company's acquisitions in 1996. The Credit Facility contains customary restrictive covenants requiring the Company to maintain certain financial ratios and is guaranteed by substantially all of the Company's subsidiaries. The Credit Facility will permit the payment of dividends on the Company's Common Stock only to the extent the Company maintains a specified net worth. Balances outstanding under the Credit Facility totaled $122,000,000 and $35,000,000 at September 30, 1997 and December 31, 1996, respectively.

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

During March 1996, the Company conveyed to SCI licensing and lease agreements related to three funeral home operations which had been previously operated by an unaffiliated third party for an aggregate purchase price of $2,085,000. This amount and $1,135,000 of related costs and expenses are included in net revenues and costs and expenses, respectively, for the nine months ended September 30, 1996.

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

           Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

The Company provides services and products in both the funeral home and cemetery segments of the deathcare industry. The Company has a growth strategy which emphasizes an aggressive acquisition program and the implementation of revenue enhancement and cost containment programs. As part of this growth strategy, the Company maintains a separate corporate development department headed by a senior management executive with substantial deathcare experience. The department is responsible for identifying, evaluating, negotiating and closing acquisitions of funeral homes and cemeteries. With the Company's knowledge of ex-urban markets and experienced management team, the Company believes that it is well positioned to take advantage of the continuing consolidation trend in the deathcare industry. The Company's future results of operations will depend in large part on the Company's ability to continue to make acquisitions on attractive terms and to successfully integrate and manage the acquired properties.


RESULTS OF OPERATIONS

The following is a discussion of the Company's results of operations for the three and nine month periods ended September 30, 1997 and 1996. For purposes of this discussion, funeral homes and cemeteries owned and operated for the entirety of each period being compared are referred to as existing operations. Correspondingly, operations acquired or opened during either period being compared are referred to as acquired operations.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED
SEPTEMBER 30, 1996:
Total net revenues for the three months ended September 30, 1997 increased 57.5% to $33,151,000 from $21,052,000 for the three months ended September 30, 1996. The increase in net revenues reflects a $9,704,000 increase in net revenues attributable to acquired operations and a $2,548,000 or 12.4% increase in net revenues from existing operations. The substantial increase in revenues from acquired operations is due primarily to the full quarter results of the 82 funeral homes and seven cemeteries acquired between July 1, 1996 and June 30, 1997 and the partial quarter results of the 24 funeral homes and three cemeteries acquired during the three months ended September 30, 1997. The increase in revenues from existing operations was attributable primarily to increases in preneed sales at the Company's cemetery operations, offset in part by decreases in at need revenues at the Company's funeral and cemetery operations.

Gross profit for the three months ended September 30, 1997 increased 61.0% to $8,442,000 from $5,243,000 for the comparable prior year quarter. The increase in gross profit is due primarily to a $1,668,000 increase attributable to acquired operations and a $1,558,000 or 30.4% increase from existing operations. The increase in gross profit from existing operations was attributable primarily to the increases in preneed sales discussed above.

FUNERAL HOME SEGMENT. The following table sets forth certain information regarding the net revenues and gross profit of the Company from its funeral home operations during the three months ended September 30, 1997 and 1996.

                                          Three months
                                       ended September 30,       Change
(Dollars in thousands)                   1997      1996      Amount    Percent
------------------------------------------------------------------------------
Net revenues:
   Existing operations.................. $ 12,534  $ 12,672  $   (138)  (1.1)%
   Acquired operations..................    8,257       336     7,921      *
   Disposed operations..................       --       153      (153)     *
                                           ------    ------    ------
      Total funeral net revenues........ $ 20,791  $ 13,161  $  7,630   58.0%
                                           ======    ======    ======

Gross profit:
   Existing operations.................. $  3,006  $  3,220  $   (214)  (6.6)%
   Acquired operations..................    1,398        86     1,312      *
   Disposed operations..................       --        27       (27)     *
                                           ------    ------    ------
      Total funeral gross profit........ $  4,404  $  3,333  $  1,071   32.1%
                                           ======    ======    ======

------
*Not meaningful


Total funeral net revenues for the three months ended September 30, 1997 increased 58.0% to $20,791,000 from $13,161,000 for the prior year quarter, due primarily to a $7,921,000 increase attributable to acquired operations.
Revenues from existing operations decreased by 1.1% from the prior year quarter as a result of a 3.4% decrease in the number of funeral services performed, offset in part by a 2.4% increase in the average revenue per funeral service performed.

Total funeral gross profit for the three months ended September 30, 1997 increased 32.1% to $4,404,000 from $3,333,000 for the three months ended
September 30, 1996. Excluding the effects of the disposed funeral home operations, funeral gross margin decreased to 21.2% from 25.4% in the prior year quarter due primarily to acquired operations, which generally have lower gross margins as compared to the Company's existing operations. Depending on numerous factors including the size of an acquired operation, the proximity to other Company operations and market sensitivity, it may take 12 to 36 months before margin improvement is realized at an acquired operation as a result of new policies and procedures implemented by the Company. Funeral gross margin at existing operations decreased to 24.0% from 25.4% in the 1996 third quarter primarily as a result of the volume declines discussed above coupled with the relatively fixed cost nature of funeral home operating costs.







CEMETERY SEGMENT. The following table sets forth certain information regarding the net revenues and gross profit of the Company from its cemetery operations during the three months ended September 30, 1997 and 1996.


                                           Three months
                                        ended September 30,       Change
(Dollars in thousands)                     1997      1996      Amount  Percent
------------------------------------------------------------------------------
Net revenues:
   Existing operations.................. $ 10,577 $   7,891  $  2,686   34.0%
   Acquired operations..................    1,783        --     1,783      *
                                           ------    ------    ------
      Total cemetery net revenues....... $ 12,360  $  7,891  $  4,469   56.6%
                                           ======    ======    ======

Gross profit:
   Existing operations.................. $  3,682  $  1,910  $  1,772   92.8%
   Acquired operations..................      356       --        356      *
                                           ------    ------    ------
      Total cemetery gross profit....... $  4,038  $  1,910  $  2,128  111.4%
                                           ======    ======    ======

------
*Not meaningful


Total cemetery net revenues for the three months ended September 30, 1997 increased 56.6% to $12,360,000 from $7,891,000 for the prior year quarter, due primarily to increases in preneed sales and a $1,783,000 increase attributable to acquired operations. Revenues from existing operations increased by 34.0% from the prior year quarter due primarily to increases in preneed sales and improved investment performance from the Company's merchandise trusts. The increase in revenues from acquired operations reflects the full quarter results of the seven cemeteries acquired between July 1, 1996 and June 30, 1997, along with the partial quarter results of the three cemeteries acquired in the three months ended September 30, 1997.

Total cemetery gross profit for the three months ended September 30, 1997 increased 111.4% to $4,038,000 from $1,910,000 for the three months ended
September 30, 1996.  Cemetery gross profit at existing operations increased
$1,772,000 or 92.8% from the prior year quarter due primarily to the increases in preneed sales and trust investment performance discussed above. Cemetery gross margin at existing operations was 34.8% for the quarter, up from 24.2% in the third quarter of 1996 due in large part to these increases, along with improved operational efficiencies and operating leverage achieved on the relatively fixed portion of cemetery cost structure which is being spread over a larger revenue base.

General and administrative expenses for the three months ended September 30, 1997 increased $346,000 or 23.2% over the three months ended September 30, 1996, due primarily to increased personnel costs along with expansion of the Company's corporate infrastructure necessary to support a higher rate of growth. General and administrative expenses as a percentage of net revenues declined to 5.5% for the three months ended September 30, 1997 from 7.1% for the same period in 1996.

Interest expense for the three months ended September 30, 1997 increased
$1,631,000 from the comparable prior year quarter, due primarily to higher debt levels as average indebtedness outstanding increased to $118.2 million for the current year quarter from $20.5 million for the same period in 1996.
The increase in average indebtedness outstanding is the result of increased acquisition activity during 1997 along with the payoff in 1996 of $52.7 million borrowed under the Company's Credit Facility with a portion of the proceeds of the Company's equity offering in May 1996. Interest income of approximately $106,000 related to the temporary investment of the Company's equity offering proceeds has been netted against interest expense for the three months ended September 30, 1996.



The Company recorded a reduction to its income tax provision for the three months ended September 30, 1997 of $200,000, representing the difference between the Company's estimated and actual tax liability for the year ended
December 31, 1996. In addition, after analysis of the Company's estimated federal and state tax liabilities, the Company has reduced its estimated effective income tax rate for 1997 to 39.0% from 40.0%, resulting in an effective tax rate of 33.5% for the three months ended September 30, 1997 compared to 40.5% for the comparable three months in 1996. The Company estimates that its effective tax rate for the fourth quarter of 1997 will be approximately 38.1%.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED
SEPTEMBER 30, 1996:
Total net revenues for the nine months ended September 30, 1997 increased
46.7% to $96,317,000 from $65,658,000 for the nine months ended September 30, 1996. The increase in net revenues reflects a $26,227,000 increase in net revenues attributable to acquired operations and a $5,518,000 or 9.5% increase in net revenues from existing operations. The substantial increase in revenues from acquired operations is due primarily to the full period results of the 59 funeral homes and three cemeteries acquired in 1996 and the partial period results of the 69 funeral homes and eight cemeteries acquired during the nine months ended September 30, 1997. The increase in revenues from existing operations was attributable primarily to increases in preneed sales at the Company's cemetery operations. Included in net revenues for the nine months ended September 30, 1997 is $1,674,000 related to the sale of one of the Company's funeral homes in exchange for a cemetery and $250,000 in cash.
Included in net revenues for the nine months ended September 30, 1996 is $2,085,000 resulting from the Company's sale of several long-term licensing and lease agreements related to three funeral homes which had previously been operated by a third party.

Gross profit for the nine months ended September 30, 1997 increased 42.7% to $26,777,000 from $18,763,000 for the comparable prior year period. The increase in gross profit is due primarily to a $5,894,000 increase attributable to acquired operations and a $2,576,000 or 15.5% increase from existing operations. The increase in gross profit from existing operations was primarily attributable to increased preneed sales along with improved operational efficiencies at the Company's cemetery operations.



FUNERAL HOME SEGMENT. The following table sets forth certain information regarding the net revenues and gross profit of the Company from its funeral home operations during the nine months ended September 30, 1997 and 1996.


                                          Nine months
                                         ended Sept. 30,          Change
(Dollars in thousands)                   1997      1996      Amount    Percent
------------------------------------------------------------------------------
Net revenues:
   Existing operations.................. $ 34,121  $ 33,362  $    759     2.3%
   Acquired operations..................   26,331     4,110    22,221       *
   Disposed operations..................       --       675      (675)      *
                                           ------    ------    ------
      Total funeral net revenues........ $ 60,452  $ 38,147  $ 22,305    58.5%
                                           ======    ======    ======

Gross profit:
   Existing operations.................. $  9,729  $  9,508  $    221     2.3%
   Acquired operations..................    5,538       748     4,790       *
   Disposed operations..................       --       256      (256)      *
                                           ------    ------    ------
      Total funeral gross profit........ $ 15,267  $ 10,512  $  4,755    45.2%
                                           ======    ======    ======

------
*Not meaningful


Total funeral net revenues for the nine months ended September 30, 1997 increased 58.5% to $60,452,000 from $38,147,000 for the comparable prior year period, due primarily to a $22,221,000 increase attributable to acquired operations. Revenues from existing operations increased by 2.3% from the prior year period due primarily to a 3.0% increase in the average revenue per funeral service performed, offset in part by a 0.7% decrease in the number of funeral services performed.

Total funeral gross profit for the nine months ended September 30, 1997 increased 45.2% to $15,267,000 from $10,512,000 for the nine months ended
September 30, 1996. Excluding the effects of the disposed funeral home operations, funeral gross margin decreased to 25.3% from 27.4% in the prior year period due primarily to acquired operations, which generally have lower gross margins as compared to the Company's existing operations. Funeral gross margin at existing operations was 28.5% for both current and prior year comparable periods as the volume declines discussed above were largely offset by improvements in the Company's pricing and merchandising strategies.






CEMETERY SEGMENT. The following table sets forth certain information regarding the net revenues and gross profit of the Company from its cemetery operations during the nine months ended September 30, 1997 and 1996.


                                          Nine months
                                         ended Sept. 30,          Change
(Dollars in thousands)                    1997      1996      Amount  Percent
------------------------------------------------------------------------------
Net revenues:
   Existing operations.................. $ 29,266  $ 24,507  $  4,759   19.4%
   Acquired operations..................    4,925       919     4,006      *
                                           ------    ------    ------
      Total cemetery net revenues....... $ 34,191  $ 25,426  $  8,765   34.5%
                                           ======    ======    ======

Gross profit:
   Existing operations.................. $  9,418  $  7,063  $  2,355   33.3%
   Acquired operations..................    1,342       238     1,104      *
                                           ------    ------    ------
      Total cemetery gross profit....... $ 10,760  $  7,301  $  3,459   47.4%
                                           ======    ======    ======

------
*Not meaningful


Total cemetery net revenues for the nine months ended September 30, 1997 increased 34.5% to $34,191,000 from $25,426,000 for the nine months ended
September 30, 1996, due primarily to increases attributable to existing and acquired operations. Revenues from existing operations increased by 19.4% from the comparable prior year period due primarily to increases in preneed sales.

Total cemetery gross profit for the nine months ended September 30, 1997 increased 47.4% to $10,760,000 from $7,301,000 for comparable period in 1996.
Cemetery gross margin at existing operations increased to 32.2% from 28.8% in the 1996 period, reflecting the increases noted above along with improved operational efficiencies and operating leverage in the Company's cemetery operations.

General and administrative expenses for the nine months ended September 30, 1997 increased $1,300,000 or 29.7% over the same period in 1996. This increase resulted primarily from nonrecurring New York Stock Exchange listing expenses during the second quarter of 1997, as well as increased personnel costs associated with the expansion of the Company's corporate infrastructure necessary to support a higher rate of growth. Excluding the effects of nonrecurring items such as the New York Stock Exchange listing expenses along with the revenues recorded on the asset exchange and sale of licensing and lease agreements discussed above, general and administrative expenses as a percentage of net revenues from continuing operations decreased to 5.8% from 6.9% in the prior year period as general and administrative expenses are being spread over a larger revenue base.

Interest expense for the nine months ended September 30, 1997 increased
$2,068,000 or 122.4% from the comparable prior year period, due primarily to significantly higher debt levels as average indebtedness outstanding over the 1997 period increased to $93.5 million from $42.4 million for the same period in 1996. This increase in average indebtedness outstanding is a result of increased acquisition activity during 1997 along with the payoff of $52.7 million in 1996 borrowed under the Company's Credit Facility with a portion of the proceeds of an equity offering in May 1996. Partially offsetting this increase was the paydown of approximately $13.0 million borrowed under the Company's Credit Facility with a portion of the proceeds of an equity offering in February 1997. Interest income of approximately $41,000 and $276,000 related to the temporary investment of equity offering proceeds has been netted against interest expense for the nine months ended September 30, 1997 and 1996, respectively.



The Company recorded a reduction to its income tax provision for the nine months ended September 30, 1997 of $200,000, representing the difference between the Company's estimated and actual tax liability for the year ended
December 31, 1996. In addition, after analysis of the Company's estimated federal and state tax liabilities, the Company reduced its estimated effective income tax rate for 1997 to 39.0% from 40.0%, resulting in an effective tax rate of 38.2% for the nine months ended September 30, 1997 compared to 44.9% for the comparable nine months in 1996. The 1996 tax provision includes a one-time charge of $565,000 in the first quarter of 1996 to revalue the Company's deferred tax liability accounts to appropriately reflect an increase in the Company's statutory Federal income tax rate from 34% to 35% as the Company exceeded the taxable income threshold requiring the higher tax rate during 1996.

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

Cash and cash equivalents totaled $7.4 million at September 30, 1997, representing a decrease of $5.2 million from December 31, 1996. For the nine months ended September 30, 1997, net cash flow provided from operating activities was approximately $4.7 million, cash used in investing activities totaled approximately $26.0 million and cash provided from financing activities amounted to approximately $16.1 million. Significant components of cash flow generated from operating activities include net income adjusted for non-cash items partially offset by an increase in receivables of $13.3 million primarily attributable to a 43.6% increase in preneed cemetery sales which are usually financed on an installment basis over 36 months. Significant components of cash used in investing activities included capital expenditures of $2.7 million related to additions and improvements at several funeral home facilities, $2.3 million related to the acquisition of professional vehicles and maintenance equipment and $1.1 million for upgrades to computer systems and peripheral equipment. Additionally, the Company utilized approximately
$16.9 million of internal funds, including funds drawn on the Credit Facility at December 31, 1996, to consummate funeral home and cemetery acquisitions during the nine months ended September 30, 1997. Significant components of cash provided from financing activities included (i) $22.1 million of net proceeds received in February 1977 in connection with the sale of the Company's Common Stock and the use of a portion of these proceeds to pay $13.0 million outstanding under the Company's Credit Facility; (ii) borrowings of approximately $16.4 million which were used for general corporate purposes including, among other things, tax payments, long-term supply agreements and refinancings of certain notes payable issued in connection with the Company's acquisitions; and (iii) lump sum payments totaling approximately $9.5 million to extinguish certain seller financed notes and normal scheduled debt payments.

Long-term debt, including current maturities, at September 30, 1997 totaled
$137.3 million as compared to $49.7 million at December 31, 1996. The increase was principally attributable to increased acquisition activity during the nine months ended September 30, 1997, partially offset by the payoff of $13.0 million outstanding under the Credit Facility with a portion of the proceeds from the issuance of Common Stock in February 1997, as described below. Due to increases in recent and projected acquisition activity, the Company increased its borrowing capacity under the Credit Facility to $225 million from $100 million. Long-term debt at September 30, 1997 consisted of $122.0 million drawn under the Credit Facility and $15.3 million owed under various notes payable to sellers of funeral homes and cemeteries. As of September 30, 1997, the Credit Facility also supported letters of credit totaling $3.2 million related to one of the Company's 1996 acquisitions. At
September 30, 1997, $99.8 million was available for borrowings under the Credit Facility. Any amounts repaid under the Credit Facility are available for future borrowings under the terms of the Credit Facility.



Borrowings under the Credit Facility bear interest, at the Company's option, at either (i) the prime rate or (ii) the London Interbank Offered Rate plus
0.50% up to 1.25% per annum, depending on the Company's Leverage Ratio, as defined. The weighted average interest rates on amounts borrowed under the Credit Facility were 6.66% and 6.39% at September 30, 1997 and December 31,
1996, respectively. The Credit Facility, which is due September 2002, contains customary restrictive covenants, permits the payment of dividends only to the extent the Company maintains a specified net worth and requires the Company to maintain certain financial ratios. The Credit Facility is guaranteed by substantially all of the Company's subsidiaries.

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

The Company currently expects to acquire funeral homes and cemeteries for purchase prices aggregating approximately $150 million in 1997. The Company anticipates that the consideration for future acquisitions will consist of a combination of cash, long-term notes, the assumption of existing indebtedness of the acquired businesses, and, in some cases, the issuance of additional shares of the Company's Common Stock. As of September 30, 1997, approximately
967,000 shares of Common Stock remained available for issuance pursuant to the Company's acquisition "shelf" registration statement. The Company anticipates making ongoing capital expenditures of approximately $7.9 million in 1997.
Additionally, the Company approved the authorization to expend approximately
$6.1 million to construct two new funeral home facilities and perform significant renovations and improvements on certain of its existing funeral home facilities. These expenditures are expected to be incurred over the next
6 to 12 months. Management believes that cash flow from operations and the increased borrowing capacity available under the Credit Facility should be sufficient to meet its anticipated capital expenditures and other operating requirements and to substantially fund acquisitions through the first half of 1998. The Company continually evaluates alternatives, including additional debt or equity financing, to ensure adequate funding for its operations, including planned capital expenditures and projected acquisitions. However, because future cash flows and the availability of financing at terms favorable to the Company are subject to a number of variables, such as the number, size and rate of acquisitions made by the Company, there can be no assurance that the Company's capital resources will be sufficient to fund planned future levels of capital expenditures and acquisitions. Additional debt and equity financings may be required in connection with future acquisitions. The availability of these capital sources will depend on prevailing market conditions and interest rates and the then-existing financial condition of the Company.


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






PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

      10.1 - Amended and Restated Credit Agreement, dated September 2, 1997, among the Company, the Banks named therein and NationsBank of Texas, N.A., as Agent for the Banks.

      11.1 -  Statement regarding computation of per share earnings

      27   -  Financial Data Schedule


(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended
     September 30, 1997.






SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 14, 1997

EQUITY CORPORATION INTERNATIONAL

By:  /s/ W. Cardon Gerner
     ------------------------
     Senior Vice President
     Chief Financial Officer
    (Principal Financial Officer and Duly Authorized Officer)





                                      21


