Form 10-K
period 1997-12-31
EQUITY CORP INTERNATIONAL
filed 1998-03-30
CIK 928155

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-K

    [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

    [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM           TO           .

                        COMMISSION FILE NUMBER: 0-24728

                        EQUITY CORPORATION INTERNATIONAL
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      75-2521141
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

      415 SOUTH FIRST STREET, SUITE 210                            75901
                LUFKIN, TEXAS                                    (Zip Code)

       Registrant's telephone number, including area code (409) 631-8700

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

      TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
      -------------------                  -----------------------------------------
Common Stock, $.01 par value                        New York Stock Exchange
Preferred Share Purchase Rights                     New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 16, 1998, there were 21,229,405 shares of Equity Corporation International Common Stock, $.01 par value, issued and outstanding, 20,616,841 of which, having an aggregate market value of approximately $490,938,526, were held by non-affiliates of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement related to the registrant's 1998 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

================================================================================

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
Item 1.   Business....................................................    1
          The Company.................................................    1
          The Deathcare Industry......................................    1
          Business Strategy...........................................    3
          Acquisition Program.........................................    3
          Operations..................................................    4
          Competition.................................................    6
          Trust Funds.................................................    7
          Regulation..................................................    8
          Employees...................................................    8
Item 2.   Properties..................................................    8
Item 3.   Legal Proceedings...........................................   10
Item 4.   Submission of Matters to a Vote of Security Holders.........   10
Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................   10
Item 6.   Selected Financial Data.....................................   11
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   13
Item 8.   Financial Statements and Supplementary Data.................   22
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   22
Item 10.  Directors and Executive Officers of the Registrant..........   23
Item 11.  Executive Compensation......................................   23
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   23
Item 13.  Certain Relationships and Related Transactions..............   23
Item 14.  Exhibits, Financial Statement Schedules and Reports on
            Form 8-K..................................................   24

                FORWARD-LOOKING INFORMATION MAY PROVE INACCURATE

     This Form 10-K contains forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, the words "anticipate," "believe," "estimate" and "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect the Company's current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including competition for and availability of funeral home and cemetery acquisitions, the ability of the Company to successfully implement its revenue enhancement and cost containment programs at acquired funeral homes and cemeteries, the Company's ability to retain key management personnel and to continue to attract and retain skilled funeral home and cemetery management personnel, state and federal regulations, changes in the death rate or acceleration of the trend towards cremation, availability and cost of capital and general industry and economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements and information.

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

     Equity Corporation International ("ECI" or the "Company") is the fourth largest publicly traded provider of deathcare services and products in the United States, primarily serving communities located in non-metropolitan and select suburban areas. As of December 31, 1997, the Company operated 259 funeral homes and 76 cemeteries in 33 states and one Canadian province. For the year ended December 31, 1997, the Company generated net revenues of $135.1 million.

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

     ECI believes it is differentiated from the other large, national deathcare companies by its focus on the consolidation of funeral homes and cemeteries in non-metropolitan areas of the United States. The Company has focused on non-metropolitan areas in order to take advantage of the unique opportunities offered by such areas as compared to metropolitan areas, including (i) the opportunity to establish and maintain higher market shares as a result of the smaller number of deathcare providers typically found in a non-metropolitan area, (ii) the relatively lower level of competition for acquisitions in such areas and (iii) the stronger preference in such areas for traditional funeral services and burials. ECI has also begun to acquire funeral homes and cemeteries in select suburban areas which possess characteristics similar to the Company's traditional non-metropolitan markets.

     As used herein, unless the context indicates otherwise, the terms "ECI" and the "Company" refer to Equity Corporation International, its consolidated subsidiaries and their respective predecessors. The Company's principal executive office is located at 415 South First Street, Suite 210, Lufkin, Texas 75901, and its telephone number is (409) 631-8700.

     For financial information regarding the Company's segments, including the identifiable assets of the Company by industry segment, see Note 13 to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K.

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

     Fragmented Nature. It is estimated that there are approximately 22,000 funeral homes and 9,600 commercial (as opposed to religious, family, fraternal, military or municipal) cemeteries in the United States. Many of these properties are owned by small, family-owned firms that control one or several funeral homes or cemeteries in a single community. Based upon industry estimates, ECI and the four other publicly traded providers of deathcare services in the United States represented less than 21% of the total 1996 United States deathcare industry revenues.

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

          Stability. Death rates in the United States are fairly predictable, thereby lending stability to the deathcare industry. The number of deaths in the United States has increased at a compound rate of approximately one percent per year since 1980 and, according to the Bureau of the Census, is expected to increase by approximately one percent per year through 2010. In addition, the ownership of funeral home and cemetery businesses has traditionally passed from generation to generation within the same family and the aggregate number of funeral homes and cemeteries in the United States has remained relatively constant.

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

          Clustered Operations. There has also been a trend for firms to cluster their funeral homes and cemetery operations. Clusters refer to funeral homes and/or cemeteries which are grouped together in a geographical region. Clusters provide cost savings to funeral homes and cemeteries and a higher level of service to client families through the sharing of personnel, vehicles and other resources. In addition, funeral home and cemetery clusters provide opportunities for a company to cross-market the full range of deathcare services with limited incremental overhead expense.

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

          Preneed Marketing. In addition to sales at the time of death (i.e., on an "at need" basis), an increasing number of deathcare products and services are being sold prior to the time of death (i.e., on a "preneed" basis) by deathcare providers who have developed sophisticated marketing staffs that actively promote such products and services. At the same time, consumers are becoming more aware of the benefits of advanced planning, such as the financial assurance and peace of mind achieved by establishing in advance a fixed price and type of service, and the elimination of the emotional strain of making deathcare plans at the time of need. Effective marketing of preneed products and services ensures a backlog of future business.

          Cremation. In recent years there has been steady, gradual growth in the number of families in the United States that have chosen cremation as an alternative to traditional methods of burial. According to industry studies, it is estimated that cremations will represent approximately 25% of all dispositions of human remains in the United States by the year 2000, as compared with approximately 21% in 1996 and

     10% in 1980. Many areas of the United States and many non-metropolitan communities exhibit materially lower rates of cremation as a result of religious and cultural traditions. Cremation historically has been marketed as a less costly alternative to interment. However, cremation is increasingly marketed as part of a complete deathcare package that includes traditional funeral services and memorialization.

BUSINESS STRATEGY

     The Company's strategy is to continue to expand through the aggressive acquisition of premier funeral homes and cemeteries in non-metropolitan and select suburban areas of the United States and Canada and to generate increasing levels of profitability through the implementation of proven revenue-enhancement and cost-containment programs.

     Acquisitions. The Company's acquisition program is focused on:

     - acquiring premier properties that can serve as anchor locations for new clusters;

     - expanding existing clusters with the acquisition of adjacent properties; and

     - acquiring cemeteries that complement the Company's existing funeral home clusters, and acquiring funeral homes that complement the Company's existing cemetery clusters.

     Profitability Enhancement. The Company believes that it can enhance revenues and reduce costs at its properties, particularly its newly acquired properties, through, among other things, the following:

     - introducing the Company's funeral merchandising and sales training programs at newly acquired funeral homes;

     - implementing professional preneed sales efforts at newly acquired cemeteries, which often have had limited historical preneed sales, and marketing a broader line of cemetery products and services;

     - improving the revenues and earnings of its established operations by assisting local managers with on-going programs to market services more effectively and enhance the reputation of their operations in the community;

     - sharing sales leads and other cross-marketing opportunities that are anticipated to develop as the Company acquires cemeteries that complement existing funeral home clusters and funeral homes that complement existing cemetery clusters;

     - sharing personnel, vehicles and other resources within funeral home and cemetery clusters;

     - realizing favorable pricing and terms from suppliers through volume discounts on significant expenditures, such as vehicles, caskets, vaults and memorials; and

     - consolidating and centralizing certain administrative and financial management functions while retaining critical operational functions at the local level.

ACQUISITION PROGRAM

     The Company intends to continue its active acquisition program focused on premier funeral homes and cemeteries in non-metropolitan and select suburban areas throughout the United States and Canada. The Company's funeral home acquisition effort is primarily targeted at markets with approximately 10,000 to 250,000 residents where a single property or cluster of properties can be a leading or dominant competitor in that market area. The Company's cemetery acquisition effort is primarily targeted at markets with approximately 75,000 to 500,000 residents that are large enough to support an aggressive preneed sales effort.

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

     The Company maintains a full-time professional corporate development staff headed by a senior corporate executive with substantial deathcare industry experience. The corporate development staff is responsible for identifying, evaluating, negotiating and closing acquisitions of funeral homes and cemeteries. Other members of the Company's senior and regional management teams are also actively involved in the acquisition process.

     The Company is continually evaluating and negotiating potential funeral home and cemetery acquisitions. The Company typically enters into letters of intent related to potential acquisitions when an agreement in principle has been reached between the parties. Such letters of intent are generally intended to be non-binding and are subject to various contingencies, which may include completing satisfactory due diligence, negotiating definitive agreements and obtaining approval of the Company's Board of Directors. The Company is currently involved in various stages of acquisition negotiations with respect to a number of funeral homes and cemeteries, and, as of March 5, 1998, had completed or signed letters of intent relating to the acquisition of 49 funeral homes and five cemeteries for purchase prices totaling approximately $82.5 million.

OPERATIONS

     Funeral Home Operations. As of December 31, 1997, the Company operated 255 funeral homes in 30 states and 4 funeral homes in one Canadian province. Funeral home operations accounted for approximately 65%, 60% and 57% of the Company's net revenues for the years ended December 31, 1997, 1996 and 1995, respectively. Approximately 33%, 41% and 54% of the Company's funeral home net revenues (approximately 21%, 26% and 31% of the Company's total net revenues) for the years ended December 31, 1997, 1996 and 1995, respectively, were attributable to funeral home operations in Texas.

     In order to improve the efficiency and profitability of its operations, the Company's funeral homes are generally operated in clusters within a given geographic area. The clustering of funeral homes provides opportunities to share personnel, vehicles and other resources, effect operating and administrative cost reductions and implement cross-marketing programs. The Company's operations are primarily located in non-metropolitan and select suburban areas, where clusters typically generate fewer operating economies than in metropolitan areas principally due to greater distances between properties and lower volumes of funerals and interments. The Company believes, however, that it achieves significant economic benefits by clustering its operations.

     The Company's funeral homes are organized geographically into operating groups, each of which is under the direction of a management team with substantial funeral home experience. Although certain financial management and policy matters are centralized, management teams and local funeral home directors have substantial autonomy in determining the manner in which their services and products are marketed and delivered and their funeral homes are managed. The Company believes that this strategy permits each local firm to maintain its unique style of operation and to capitalize on its reputation and heritage, while the Company maintains centralized supervisory controls and provides specialized services at the corporate level.

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

     All of the Company's funeral homes offer cremation. Cremations accounted for approximately 23% of the dispositions performed by the Company in 1997. Approximately 31% of the Company's cremations for 1997 was attributable to the Company's Florida operations, a state in which the cremation rate is substantially higher than the national average. Excluding the Company's Florida operations, cremations accounted for approximately 18% of the dispositions performed by the Company in 1997. Cremations are often combined with traditional funeral services and various types of memorialization. While cremations have historically generated gross profit margins similar to those for traditional funeral services, cremations generally result in lower average revenue and gross profit dollars when compared to traditional funeral services.

     In addition to sales of funeral services and products at the time of need, the Company also markets funeral services and products on a preneed basis. Preneed funeral contracts enable families to establish in advance the type of service to be performed, the products to be used and the cost of such products and services in accordance with prices prevailing at the time the agreement is signed rather than when the products and services are delivered. Preneed funeral contracts permit families to eliminate the emotional strain of making deathcare plans at the time of need and enable the Company to establish a portion of its future market share. Because of the nature of the markets served by the Company's funeral homes, however, the Company does not extensively market preneed funeral contracts. Nevertheless, the Company will market preneed funeral contracts in specific markets where the Company deems it necessary to build current and future market share or in response to sales campaigns launched by competitors. The Company has historically sold preneed funeral contracts at prices similar to those obtained for at need funeral services. Proceeds from the sale of preneed funeral contracts are not recognized as revenues until the time the funeral service is performed. The Company sold or obtained through acquisitions 25,471 preneed funeral contracts in the year ended December 31, 1997. At December 31, 1997, the Company had a backlog of 67,369 preneed funeral contracts to be delivered in the future. Preneed funeral contracts fulfilled as a percentage of the total funerals performed was approximately 21%, 19% and 19% for the years ended December 31, 1997, 1996 and 1995, respectively.

     Preneed funeral contracts are paid for by the customer through either lump-sum payments or on an installment basis. The performance of preneed funeral contracts is usually secured by placing the funds collected in trust for the benefit of the customer or by the purchase of a life insurance policy, the proceeds of which will pay for such services at the time of need. Insurance policies intended to fund preneed funeral contracts cover the original contract price and generally include built-in escalation clauses designed to offset future inflationary cost increases. The Company's selection of trust or insurance arrangements depends primarily on the individual customer's preference and the regulatory requirements of the applicable state. In the case of trust-funded contracts, state law requires that all or a portion of the payments received by the Company for preneed funeral contracts be placed in trust accounts established by the Company. See "-- Trust Funds -- Preneed Funeral Trusts." Insurance-funded contracts are offered principally through third-party insurance underwriters specializing in preneed funeral contracts. In the event of cancellation of a preneed funeral contract, the Company complies with its contractual obligations and applicable state laws, which generally require a refund of all principal amounts held in trust, and in some cases accrued interest.

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

     Cemetery Operations. As of December 31, 1997 the Company operated 76 cemeteries in 17 states. Cemetery operations accounted for 34%, 38% and 43% of the Company's net revenues for the years ended December 31, 1997, 1996 and 1995, respectively.

     The Company's cemeteries are organized geographically into regional operating groups, each of which is under the direction of an operations director with substantial cemetery experience. Cemetery marketing efforts are coordinated by regional sales vice presidents. The Company aggressively markets cemetery interment rights, merchandise and services on a preneed basis. The Company believes that consumers throughout the United States increasingly favor commercial perpetual care cemeteries, such as those operated by the Company, over non-perpetual care cemeteries, many of which are operated by family, fraternal and religious organizations. The Company has an extensive training program for all cemetery sales personnel, including senior sales managers and entry-level sales counselors. Cemetery sales prospects are generated through the use of a variety of media, including direct response advertising, direct mailings, door-to-door surveys, telephone surveys and purchaser referrals.

     The Company's cemetery products and services include interment services and rights to interment in cemetery sites, including grave sites, crypts, niches, family and community mausolea and columbaria and related cemetery merchandise such as markers, monuments, memorials and burial vaults. Cemetery operations generate revenues through sales of interment rights, markers and memorials; fees for interment and cremation services and marker and memorial installations; interest income from installment sales contracts; and investment income from preneed cemetery merchandise.

     Cemetery interment rights, interment services and merchandise are sold either on a preneed or at need basis. Preneed cemetery sales are usually financed by the Company through installment sale contracts, generally with terms not exceeding five years (or seven years for some of the larger purchases). Preneed sales of cemetery interment rights and other related services and products are recorded as revenues when the contract is signed, with concurrent recognition of related costs. The Company typically receives payment of at least 5% of the sales price at the time the contract is signed. Allowances for customer cancellations and refunds are accrued at the date of sale based upon historical experience. Customers generally have the option to cancel a contract for cemetery products within three days of the date of sale and receive a refund of amounts paid. After this three-day period, the Company generally does not refund amounts received under such contracts. Preneed cemetery sales represented approximately 72%, 69% and 67% of the Company's cemetery net revenues for the years ended December 31, 1997, 1996 and 1995, respectively.

     The Company is generally required under state laws to deposit in trust a specified percentage of the current cost of providing cemetery merchandise sold prior to the time of need. The Company also provides maintenance of cemetery grounds pursuant to perpetual care contracts and state laws that require the Company to place a portion of the proceeds from sales of cemetery interment rights into a perpetual care trust or endowment fund. See "-- Trust
Funds -- Preneed Cemetery Merchandise Trusts" and "-- Trust Funds -- Perpetual Care Trusts."

COMPETITION

     The Company currently competes for acquisitions with, among others, four publicly held North American deathcare companies with operations in the United States, Service Corporation International ("SCI"), The Loewen Group, Inc., Stewart Enterprises, Inc. and Carriage Services, Inc., as well as smaller national and regional consolidators. While a significant amount of acquisition activity appears to be concentrated on funeral homes and cemeteries in metropolitan areas, which are not areas of primary interest to the Company, the Company faces intense competition in the acquisition of funeral homes and cemeteries in many of the areas in which it has focused its acquisition program. Prices for funeral homes and cemeteries have increased substantially in recent years, and in some cases competitors have paid acquisition prices substantially in excess of those that the Company felt were appropriate. Accordingly, no assurance can be given that the Company will be successful in expanding its operations through acquisitions or that funeral homes and cemeteries will be available at reasonable prices or on reasonable terms.

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

     Preneed Funeral Trusts. Preneed funeral trusts hold the funds paid by the purchasers of preneed funeral contracts pending use of the funds at the time of need. In most states in which the Company operates, a percentage (depending on applicable state law) of the proceeds from the sale of each preneed funeral contract can be retained by the Company with the balance deposited in a trust. In most states, the Company is not permitted to withdraw principal or investment income from such trusts until the time the funeral service is performed. Earnings on trust funds increase the amount of cash to be received by the Company at the time the funeral service is performed and historically have allowed the Company to adequately cover the inflationary increase in costs of funeral services. While direct marketing costs and commissions incurred with the sale of preneed funeral contracts are a current use of cash, such costs are deferred for financial reporting purposes and recognized over 12 years, which approximates the expected timing of the performance of services related to preneed contracts. Proceeds from the sale of preneed funeral contracts and earnings on such proceeds are not recognized as revenue until the time the funeral service is performed. All price guaranteed preneed funeral contracts are included in the Company's consolidated balance sheet as a long-term asset with a corresponding credit to deferred preneed funeral contract revenues. The aggregate balance of the Company's preneed funeral contracts held in trust was approximately $94 million and $59 million as of December 31, 1997 and 1996, respectively, which was included in preneed funeral contracts in the Company's consolidated balance sheet.

     Preneed Cemetery Merchandise Trusts. The Company is generally required under applicable state laws to deposit in preneed cemetery merchandise trusts a percentage (which varies from state to state) of either the net sales price or the current cost of providing cemetery merchandise or services purchased by a customer prior to the time of need. Such amounts are generally deposited in trust on a pro rata basis as payments are received from the customer. Income on cemetery merchandise trusts is recognized in cemetery net revenues in the period the trust earnings accrue. The Company is permitted to withdraw from such trusts principal and the related investment income when the cemetery merchandise is purchased by the Company, the services are performed or the merchandise contract is canceled. The Company's preneed cemetery merchandise trust funds had an aggregate balance of approximately $26 million and $14 million as of December 31, 1997 and 1996, respectively. The funds contained in the Company's preneed cemetery merchandise trusts are included in the Company's consolidated balance sheet as long-term receivables. The cost of preneed cemetery merchandise is accrued as a liability and included in deferred cemetery costs in the Company's consolidated balance sheet.

     Perpetual Care Trusts. The purpose of a perpetual care trust is to provide the funds necessary to maintain cemetery property and memorials in perpetuity. Pursuant to state law, a portion (which varies from state to state, but is generally 10%) of the proceeds from each sale of a cemetery interment right is placed in such a trust. While the Company does not have the right to withdraw the principal balance at any time, the Company is entitled to withdraw substantially all of the investment income from its perpetual care trusts to be used for cemetery and memorial maintenance. The aggregate principal balance in the Company's perpetual care trusts was approximately $25 million and $16 million as of December 31, 1997 and 1996, respectively, none of which was included in the Company's consolidated balance sheet. Investment income from the perpetual care trust funds is included in the Company's consolidated statement of operations when earned.

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

     The Company's operations, including its preneed sales and trust funds, are also subject to extensive regulation, supervision and licensing under numerous other federal, state and local laws and regulations. See "-- Trust Funds."

     The Company believes that it is in substantial compliance with all such laws and regulations. Federal and state legislatures and regulatory agencies frequently propose new laws, rules and regulations which, if enacted, could have a material adverse effect on the Company's operations and on the deathcare industry in general. As discussed above, a significant portion of the Company's funeral home operations are located in the state of Texas. Any material adverse change in the regulatory requirements applicable to Texas funeral home operations could have a material adverse effect on the Company's results of operations. The Company cannot predict the outcome of any proposed legislation or regulations or the effect that any such legislation or regulations, if enacted, might have on the Company.

EMPLOYEES

     As of December 31, 1997, the Company and its subsidiaries employed approximately 1,450 full-time and approximately 1,050 part-time employees. Management believes that its relationship with its employees is good. Except for a small number of maintenance employees in Illinois, no employees of the Company or its subsidiaries were members of a collective bargaining unit.

ITEM 2. PROPERTIES

     As of December 31, 1997, the Company operated 259 funeral homes and 76 cemeteries in 33 states and one province in Canada. The Company owned the real estate and buildings of 208 of its funeral homes and 71 of its cemeteries, leased facilities in connection with 51 of its funeral homes, and operated 5 of its cemeteries pursuant to management contracts. The leases with respect to funeral homes leased by the Company have remaining terms ranging from 1 to 10 years, and the Company generally has renewal options or a right of first refusal on any proposed sale of these funeral homes. Seven of the Company's funeral homes are located on property contiguous to and operated in combination with a Company-owned cemetery. The 76 cemeteries operated by the Company cover a total of approximately 3,200 acres, of which approximately 50% is available for future development. The Company does not anticipate any shortage of available space in its current cemeteries for the foreseeable future.

     The following table sets forth certain information, as of December 31, 1997, regarding the funeral homes and cemeteries operated by the Company in each state:

                                                                NUMBER OF      NUMBER OF
                                                              FUNERAL HOMES    CEMETERIES
                                                              -------------    ----------
Alabama.....................................................        14              3
Arizona.....................................................         1             --
Arkansas....................................................         1              1
California..................................................         2              1
Connecticut.................................................         1             --
Florida.....................................................        14              5
Georgia.....................................................         2             15
Illinois....................................................        15              1
Indiana.....................................................        15             --
Iowa........................................................        13              1
Louisiana...................................................         8             --
Maine.......................................................        20             --
Maryland....................................................        --              1
Massachusetts...............................................         1             --
Mississippi.................................................         3             --
Missouri....................................................        17              1
Nebraska....................................................         6             --
New Hampshire...............................................         3             --
New Jersey..................................................         1             --
New Mexico..................................................         5              1
New York....................................................         9             --
North Carolina..............................................         1             17
Ohio........................................................         3             --
Oklahoma....................................................        10              2
Oregon......................................................         4              5
Saskatchewan (Canada).......................................         4             --
South Carolina..............................................        --              4
South Dakota................................................         4             --
Tennessee...................................................        --              6
Texas.......................................................        73              7
Vermont.....................................................         3             --
Virginia....................................................         1              5
West Virginia...............................................         3             --
Wisconsin...................................................         2             --
                                                                   ---             --
          Total.............................................       259             76
                                                                   ===             ==

     As of December 31, 1997, the Company's corporate headquarters occupied approximately 36,227 square feet of leased office space in Lufkin, Texas.

     As of December 31, 1997, the Company operated approximately 900 vehicles, of which 800 were owned and 100 were leased. The Company presently leases two aircraft.

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

     None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is listed on the New York Stock Exchange under the symbol "EQU." The following table presents the quarterly high and low sale prices as reported by the Nasdaq National Market prior to June 6, 1997 and by the New York Stock Exchange thereafter during each quarterly period shown below. The sale prices set forth below have been adjusted to reflect a 3-for-2 stock split in October 1996.

                                                              HIGH      LOW
                                                              ----      ---
1996:
  First Quarter.............................................   20       15 3/8
  Second Quarter............................................   20 1/2   17 5/8
  Third Quarter.............................................   22 1/8   16 3/8
  Fourth Quarter............................................   25 1/2   17 1/4
1997:
  First Quarter.............................................   23 5/8   18 1/2
  Second Quarter............................................   25 1/2   19 3/4
  Third Quarter.............................................   24 11/16 19 7/8
  Fourth Quarter............................................   24 1/2   18 1/2

     As of March 16, 1998, there were 21,229,405 shares of Common Stock outstanding held by 171 holders of record and the Company believes there were approximately 6,200 beneficial owners of the Common Stock.

     The Company has never paid a cash dividend on the Common Stock. The Company currently intends to retain earnings to finance the growth and development of its business and does not anticipate paying any cash dividends on the Common Stock in the foreseeable future. Any future change in the Company's dividend policy will be made at the discretion of the Company's Board of Directors in light of the financial condition, capital requirements, earnings and prospects of the Company and any restrictions under credit agreements, as well as other factors the Board of Directors may deem relevant. The Company's Credit Facility permits the payment of dividends only to the extent the Company maintains a specified minimum net worth (approximately $201.1 million as of December 31, 1997) and certain financial ratios. The Company's net worth as of December 31, 1997 was approximately $226.5 million.

ITEM 6. SELECTED FINANCIAL DATA

                                                             YEAR ENDED DECEMBER 31,
                                               ---------------------------------------------------
                                                 1997       1996       1995       1994     1993(1)
                                               --------   --------   --------   --------   -------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Net revenues:
  Funeral....................................  $ 87,160   $ 54,854   $ 36,261   $ 27,382   $21,432
  Cemetery...................................    46,239     35,035     27,740     21,919       847
  Other......................................     1,674      2,085         --         --        --
                                               --------   --------   --------   --------   -------
          Total net revenues.................   135,073     91,974     64,001     49,301    22,279
                                               --------   --------   --------   --------   -------
Gross profit:
  Funeral....................................    22,330     15,050      8,819      7,580     6,118
  Cemetery...................................    14,580     10,137      8,477      6,157        47
  Other......................................       750        950         --         --        --
                                               --------   --------   --------   --------   -------
          Total gross profit.................    37,660     26,137     17,296     13,737     6,165
General and administrative expenses..........     7,560      5,848      4,782      3,885     1,521
                                               --------   --------   --------   --------   -------
Income from operations.......................    30,100     20,289     12,514      9,852     4,644
Interest expense.............................     6,331      2,374      2,207      3,178       701
                                               --------   --------   --------   --------   -------
Income before income taxes and extraordinary
  item.......................................    23,769     17,915     10,307      6,674     3,943
Provision for income taxes...................     9,070      7,589      4,071      2,728     1,388
Extraordinary item, net......................        --         --         --       (198)       --
                                               --------   --------   --------   --------   -------
Net income...................................    14,699     10,326      6,236      3,748     2,555
Preferred stock dividends....................        --         --         --         --     1,563
                                               --------   --------   --------   --------   -------
Net income attributable to common stock......  $ 14,699   $ 10,326   $  6,236   $  3,748   $   992
                                               ========   ========   ========   ========   =======
Earnings per share(2):
  Basic:
     Continuing operations...................  $   0.71   $   0.58   $   0.42   $   0.40   $  1.58
     Extraordinary item......................        --         --         --      (0.02)       --
                                               --------   --------   --------   --------   -------
     Net income..............................  $   0.71   $   0.58   $   0.42   $   0.38   $  1.58
                                               ========   ========   ========   ========   =======
     Weighted average number of common shares
       outstanding...........................    20,597     17,781     14,699      9,854       628
                                               ========   ========   ========   ========   =======
  Assuming full dilution:
     Continuing operations...................  $   0.70   $   0.57   $   0.42   $   0.39   $  0.15
     Extraordinary item......................        --         --         --      (0.02)       --
                                               --------   --------   --------   --------   -------
     Net income..............................  $   0.70   $   0.57   $   0.42   $   0.37   $  0.15
                                               ========   ========   ========   ========   =======
     Weighted average number of common and
       equivalent shares outstanding.........    20,952     18,068     14,835     10,002     6,613
                                               ========   ========   ========   ========   =======

                                                             YEAR ENDED DECEMBER 31,
                                               ---------------------------------------------------
                                                 1997       1996       1995       1994      1993
                                               --------   --------   --------   --------   -------
                                                                 (IN THOUSANDS)
BALANCE SHEET DATA:
  Working capital............................  $ 17,666   $ 19,179   $  9,093   $  4,495   $ 5,973
  Preneed funeral contracts..................   235,891    156,028    102,889     72,318    48,817
  Total assets...............................   717,700    443,891    305,159    211,307    83,095
  Deferred preneed funeral contract
     revenues................................   242,185    161,153    107,969     76,447    51,640
  Long-term debt, net of current
     maturities..............................   171,303     49,197     54,518      4,037     8,244
  Redeemable preferred stock(3)..............        --         --         --         --    20,844
  Total stockholders' equity (deficit).......   226,532    177,464     91,665     84,083      (503)

                                                             YEAR ENDED DECEMBER 31,
                                               ---------------------------------------------------
                                                 1997       1996       1995       1994      1993
                                               --------   --------   --------   --------   -------
OPERATING DATA:
Funeral Operations:
  Funeral homes in operation at end of
     period..................................       259        178        119         95        79
  Funeral services performed.................    19,486     12,483      8,332      6,181     5,127
  Preneed funeral contracts sold or obtained
     through acquisitions....................    25,471     16,176     12,415      6,397     2,124
  Backlog of preneed funeral contracts at end
     of period...............................    67,369     45,978     32,199     21,084    16,103
Cemetery Operations:
  Cemeteries in operation at end of period...        76         64         61         48         3
  Interments performed.......................    11,053      9,137      7,080      6,283       293

---------------

(1) The Company's financial and operating data as of and for the year ended December 31, 1993 does not reflect the operations of MLI/The Loftis Corporation ("MLI"), which were acquired effective January 1, 1994. As a result of the MLI acquisition and certain other factors, the Company believes that its results of operations for 1993 are not necessarily comparable with its results of operations for subsequent periods.

(2) Basic earnings per share is based on the weighted average number of common shares issued and outstanding during the period. Diluted earnings per share is based on the weighted average number of common and equivalent shares outstanding during the period which takes into consideration (i) for 1997, 1996 and 1995, the dilutive effect of stock options and restricted stock issued under the Company's Incentive Plan based on the treasury stock method, (ii) for 1994 and 1993, the issuance of 228,372 shares of Common Stock at a price of approximately $6.13 per share in June 1994 reflected under the treasury stock method prior to issuance and (iii) for 1993, the dilutive effect of a warrant exercisable for common shares held by SCI. The redeemable preferred stock dividends are deducted from 1993 net income for purposes of calculating earnings per share. In February 1998, the Company issued $143.8 million aggregate principal amount of convertible subordinated debentures that are convertible into 5,306,386 shares of Common Stock. On a pro forma basis, the assumed conversion of these debentures would have an antidilutive effect on the Company's diluted earnings per share for all periods presented. The weighted average number of common and equivalent shares outstanding reflects a 579-for-one stock split in June 1994 and a 3-for-2 stock split in October 1996.

(3) Effective January 1, 1994, the Company's redeemable preferred stock and a warrant exercisable for common shares of the Company held by SCI were exchanged for 5,896,860 shares of Common Stock.

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

     Beginning in 1994, the Company adopted a growth strategy which emphasizes an aggressive acquisition program and the implementation of proven revenue-enhancement and cost-containment programs. As part of this growth strategy, the Company has significantly expanded its corporate development capabilities from only one full-time professional to a full-time professional corporate development staff headed by a senior corporate executive who has substantial deathcare industry experience. The corporate development staff has full-time responsibility for identifying, evaluating, negotiating and closing acquisitions of funeral homes and cemeteries. With the Company's experienced corporate development staff and management team, the Company believes it is well positioned to take advantage of the continuing consolidation trend in the deathcare industry. The Company's future results of operations will depend in large part on the Company's ability to continue to make acquisitions on attractive terms and to successfully integrate and manage the acquired properties.

     The following table sets forth certain income statement data for the Company in dollar amounts as well as percentages of net revenues for the periods presented.

                                              YEAR ENDED DECEMBER 31,      YEAR ENDED DECEMBER 31,
                                            ----------------------------   -----------------------
                                              1997      1996      1995     1997     1996     1995
                                            --------   -------   -------   -----    -----    -----
                                                   (IN THOUSANDS)
Net revenues..............................  $135,073   $91,974   $64,001   100.0%   100.0%   100.0%
                                            ========   =======   =======   =====    =====    =====
Gross profit..............................  $ 37,660   $26,137   $17,296    27.9%    28.4%    27.0%
General and administrative expenses.......     7,560     5,848     4,782     5.6      6.4      7.5
                                            --------   -------   -------   -----    -----    -----
Income from operations....................    30,100    20,289    12,514    22.3     22.0     19.5
Interest expense..........................     6,331     2,374     2,207     4.7      2.6      3.4
Provision for income taxes................     9,070     7,589     4,071     6.7      8.2      6.4
                                            --------   -------   -------   -----    -----    -----
          Net income......................  $ 14,699   $10,326   $ 6,236    10.9%    11.2%     9.7%
                                            ========   =======   =======   =====    =====    =====

     The Company's net revenues increased by 46.9% to $135.1 million in 1997 from $92.0 million in 1996 and income from operations increased by 48.4% to $30.1 million in 1997 from $20.3 million in 1996. Income from operations increased to 22.3% of net revenues in 1997 from 22.0% in 1996. The increase in income from operations as a percentage of net revenues was primarily attributable to increased economies of scale as the Company's general and administrative expenses are spread over a larger revenue base, offset in part by the increased proportion of acquired operations to the Company's total operating results in 1997 over 1996. Depending on numerous factors including the size of an acquired operation, the proximity to other Company operations and market sensitivity, it may take 12 to 36 months before margin improvement is realized at an acquired operation as a result of the new policies and procedures implemented by the Company. The increase in interest expense to $6.3 million in 1997 from $2.4 million in 1996 was primarily attributable to higher levels of acquisition indebtedness.

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

     Funeral Home Operations. The following table sets forth the number of funeral homes operated by the Company for the periods presented.

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1997     1996     1995
                                                              -----    -----    -----
Funeral homes operated at beginning of period...............   178      119       95
Acquisitions................................................    84       59       27
Dispositions and consolidations.............................    (3)      --       (3)
                                                               ---      ---      ---
Funeral homes operated at end of period.....................   259      178      119
                                                               ===      ===      ===

     The Company's funeral home revenues are generated primarily through the sale of funeral services and merchandise. Proceeds from the sale of funeral services at the time of need are recorded as revenues in the period of sale. Proceeds from the sale of preneed funeral contracts are not recognized until the funeral service is performed. Preneed funeral contracts are funded by the customer through either lump sum or installment payments placed in trust or through the purchase of a life insurance policy. Balances in trust accounts and proceeds from insurance policies are made available to the Company at the time the related funeral services are performed. Trust principal amounts and the cash value of insurance policies are refunded to customers upon cancellation of contracts where required by state law. Preneed funeral trust earnings and increasing benefits under insurance policies are accrued and deferred until the related funeral services are performed. Earnings on trust funds increase the amount of cash to be received by the Company at the time the funeral service is performed and historically have allowed the Company to adequately cover the inflationary increase in costs of funeral services. See "Business -- Trust Funds."

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

     Aggressive preneed funeral sales are frequently associated with highly competitive market areas or are utilized to rapidly build market share. Because of the significant market share of most of the Company's funeral homes in their areas of operation, the Company does not extensively market preneed funeral contracts. The Company does, however, market preneed funeral contracts in specific markets where it is necessary to build current and future market share or in response to sales campaigns launched by competitors, but typically does not sell such preneed funeral contracts at a discount to current at need sales prices.

     Many of the Company's acquired funeral homes have provided high quality service to client families for many decades. The resulting client loyalty often represents a substantial portion of the value of a funeral business. The excess of purchase price over the fair value of identifiable net tangible assets acquired in transactions accounted for as a purchase are included in names and reputations and generally are amortized on a straight-line basis over 40 years.

     Cemetery Operations. The following table sets forth the number of cemeteries operated by the Company for the periods presented.

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1997     1996     1995
                                                              -----    -----    -----
Cemeteries operated at beginning of period..................   64       61       48
Acquisitions................................................   12        3       13
                                                               --       --       --
Cemeteries operated at end of period........................   76       64       61
                                                               ==       ==       ==

     The Company's cemetery net revenues are generated primarily through the sale of cemetery interment rights, interment services and related merchandise which are sold either on a preneed or at need basis. Approximately 72.0%, 68.5% and 67.3% of the Company's cemetery net revenues for the years ended December 31, 1997, 1996 and 1995, respectively, are attributable to sales made prior to the time of need. Revenues from preneed cemetery sales are recognized when the contract is signed, with concurrent recognition of related costs. The Company typically receives payment of at least 5% of the sales price at the time the contract is signed. Allowances for customer cancellations and refunds are accrued at the time of sale based upon historical experience. Costs of cemetery merchandise are accrued at the time of sale based upon actual costs incurred or estimated future costs.

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

RESULTS OF OPERATIONS

     The following is a discussion of the Company's results of operations for the three years in the period ended December 31, 1997. For purposes of this discussion, funeral homes and cemeteries owned and operated throughout each period being compared are referred to as "existing operations." Correspondingly, operations acquired or opened during either period being compared are referred to as "acquired operations," and operations disposed of during either period being compared are referred to as "disposed operations."

     YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31,
1996. Total net revenues for the year ended December 31, 1997 increased 46.9% to $135.1 million from $92.0 million for the year ended December 31, 1996. The increase in net revenues reflects a $38.4 million increase in net revenues attributable to acquired operations and a $5.9 million or 7.6% increase in net revenues from existing operations. The increase in revenues from existing operations was attributable primarily to increases in preneed sales at the Company's cemetery operations combined with slight increases in average funeral sales prices, partially offset by slightly lower funeral volumes. Included in net revenues for the year ended December 31, 1997 is $1.7 million related to the sale of one of the Company's funeral homes in exchange for a cemetery and $250,000 in cash. Included in net revenues for the year ended December 31, 1996 is $2.1 million resulting from the Company's sale of several long-term licensing and lease agreements related to three funeral homes which had previously been operated by a third party.

     Gross profit for the year ended December 31, 1997 increased 44.1% to $37.7 million from $26.1 million for the year ended December 31, 1996. The increase in gross profit is due primarily to an $8.6 million increase attributable to acquired operations and a $3.4 million or 14.6% increase from existing operations. The increase in gross profit from existing operations was primarily attributable to increased preneed sales along with improved operational efficiencies at the Company's cemetery operations.

     Funeral Home Segment. The following table sets forth certain information regarding the net revenues and gross profit of the Company from its funeral home operations during the years ended December 31, 1997 and 1996.

                                                           YEAR ENDED
                                                          DECEMBER 31,             CHANGE
                                                       ------------------    ------------------
                                                        1997       1996      AMOUNT     PERCENT
                                                       -------    -------    -------    -------
                                                                (DOLLARS IN THOUSANDS)
Net revenues:
  Existing operations................................  $45,786    $44,714    $ 1,072       2.4%
  Acquired operations................................   41,374      9,273     32,101         *
  Disposed operations................................       --        867       (867)        *
                                                       -------    -------    -------
          Total funeral net revenues.................  $87,160    $54,854    $32,306      58.9%
                                                       =======    =======    =======
Gross profit:
  Existing operations................................  $13,325    $13,003    $   322       2.5%
  Acquired operations................................    9,005      1,862      7,143         *
  Disposed operations................................       --        185       (185)        *
                                                       -------    -------    -------
          Total funeral gross profit.................  $22,330    $15,050    $ 7,280      48.4%
                                                       =======    =======    =======

---------------

* Not meaningful

     Total funeral net revenues for the year ended December 31, 1997 increased 58.9% to $87.2 million from $54.9 million for the year ended December 31, 1996, due primarily to a $32.1 million increase attributable to acquired operations. Revenues from existing operations increased by 2.4% from the prior year due primarily to a 3.4% increase in the average revenue per funeral service performed, offset in part by a 0.8% decrease in the number of funeral services performed.

     Total funeral gross profit for the year ended December 31, 1997 increased 48.4% to $22.3 million from $15.1 million for the year ended December 31, 1996. Excluding the effects of the disposed funeral home operations, funeral gross margin decreased to 25.6% from 27.5% in the prior year due primarily to acquired operations, which generally have lower gross margins as compared to the Company's existing operations. Funeral gross margin at existing operations was 29.1% for both years as improvements in the Company's pricing and merchandising strategies offset the decline in volume discussed above. Gross profit at acquired operations increased to 21.8% from 20.1% in 1996, reflecting price improvements and cost containment programs implemented by the Company.

     Cemetery Segment. The following table sets forth certain information regarding the net revenues and gross profit of the Company from its cemetery operations during the years ended December 31, 1997 and 1996.

                                                           YEAR ENDED
                                                          DECEMBER 31,             CHANGE
                                                       ------------------    ------------------
                                                        1997       1996      AMOUNT     PERCENT
                                                       -------    -------    -------    -------
                                                                (DOLLARS IN THOUSANDS)
Net revenues:
  Existing operations................................  $38,619    $33,762    $ 4,857     14.4%
  Acquired operations................................    7,620      1,273      6,347         *
                                                       -------    -------    -------
          Total cemetery net revenues................  $46,239    $35,035    $11,204     32.0%
                                                       =======    =======    =======
Gross profit:
  Existing operations................................  $13,005    $ 9,972    $ 3,033     30.4%
  Acquired operations................................    1,575        165      1,410         *
                                                       -------    -------    -------
          Total cemetery gross profit................  $14,580    $10,137    $ 4,443     43.8%
                                                       =======    =======    =======

---------------

* Not meaningful

     Total cemetery net revenues for the year ended December 31, 1997 increased 32.0% to $46.2 million from $35.0 million for the year ended December 31, 1996, due to increases attributable to acquired operations along with significant increases from existing operations. Revenues from existing operations increased by 14.4% from the prior year due primarily to the full year results of an aggressive preneed marketing program initiated in the fourth quarter of 1996, along with improved investment performance from the Company's merchandise trusts.

     Total cemetery gross profit for the year ended December 31, 1997 increased 43.8% to $14.6 million from $10.1 million in 1996. Cemetery gross margin at existing operations increased to 33.7% from 29.5% in 1996, reflecting improved operational efficiencies and operating leverage in the Company's existing cemetery operations. Cemetery gross margin at acquired operations improved to 20.7% from 13.0% in 1996, due to improved operating efficiencies realized as a result of the implementation of the Company's preneed sales marketing and cost containment programs.

     General and administrative expenses for the year ended December 31, 1997 increased $1.7 million or 29.3% over the year ended December 31, 1996. This increase resulted primarily from increased personnel costs associated with the expansion of the Company's corporate infrastructure necessary to support a higher rate of growth. Excluding the effects of nonrecurring items such as the revenues recorded on the asset exchange and sale of licensing and lease agreements discussed above, general and administrative expenses as a percentage of net revenues from continuing operations decreased to 5.7% in 1997 from 6.5% in the prior year as general and administrative expenses are being spread over a larger revenue base.

     Interest expense for the year ended December 31, 1997 increased $3.9 million to $6.3 million from $2.4 million for the year ended December 31, 1996, due primarily to significantly higher debt levels as average indebtedness outstanding in 1997 increased to $110.9 million from $52.4 million for 1996. This increase in average indebtedness outstanding is a result of increased acquisition activity during 1997 along with the payoff in 1996 of $52.7 million borrowed under the Company's Credit Facility with a portion of the proceeds of an equity offering in May 1996. Partially offsetting this increase was the paydown of approximately $13.0 million borrowed under the Company's Credit Facility with a portion of the proceeds of an equity offering in February 1997. Interest income of approximately $41,000 and $276,000 related to the temporary investment of equity offering proceeds has been netted against interest expense for the years ended December 31, 1997 and 1996, respectively.

     The Company's effective tax rate for the year ended December 31, 1997 decreased to 38.2% from 42.4% in 1996. The Company's effective tax rate for 1997 is lower than its estimated effective tax rate of 39%, due primarily to a reduction to its income tax provision in the third quarter of 1997 of $200,000, representing the difference between the Company's estimated and actual tax liability for the year ended December 31, 1996. The 1996 tax provision includes a one-time charge of $565,000 to revalue the Company's deferred tax liability accounts to appropriately reflect an increase in the Company's statutory federal income tax rate from 34% to 35% as the Company exceeded the taxable income threshold requiring the higher tax rate during 1996. The Company expects its effective tax rate for 1998 to approximate 39%.

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

     Funeral Home Segment. The following table sets forth certain information regarding the net revenues and gross profit of the Company from its funeral home operations during the year ended December 31, 1996 and 1995.

                                                           YEAR ENDED
                                                          DECEMBER 31,             CHANGE
                                                       ------------------    ------------------
                                                        1996       1995      AMOUNT     PERCENT
                                                       -------    -------    -------    -------
                                                                (DOLLARS IN THOUSANDS)
Net revenues:
  Existing operations................................  $32,212    $30,630    $ 1,582      5.2%
  Acquired operations................................   22,642      5,631     17,011         *
                                                       -------    -------    -------
          Total funeral net revenues.................  $54,854    $36,261    $18,593     51.3%
                                                       =======    =======    =======
Gross profit:
  Existing operations................................  $ 9,602    $ 7,758    $ 1,844     23.8%
  Acquired operations................................    5,448      1,061      4,387         *
                                                       -------    -------    -------
          Total funeral gross profit.................  $15,050    $ 8,819    $ 6,231     70.7%
                                                       =======    =======    =======

---------------

* Not meaningful.

     Total funeral net revenues for the year ended December 31, 1996 increased 51.3% to $54.9 million from $36.3 million for the year ended December 31, 1995. The increase in funeral net revenues reflects a $17.0 million increase from acquired operations and a $1.6 million, or 5.2% increase from existing operations. The increase in revenues from existing operations is primarily attributable to a 5.6% increase in the average revenue per regular funeral service performed partially offset by a decrease of approximately 0.8% in the number of regular funeral services performed.

     Total funeral gross profit for the year ended December 31, 1996 increased 70.7% to $15.1 million from $8.8 million for year ended December 31, 1995. The increase in funeral gross profit reflects a $4.4 million increase from acquired operations and a $1.8 million, or 23.8% increase from existing operations. Funeral gross margin improved to 27.4% from 24.3%. Funeral gross margin at existing operations improved to 29.8% from 25.3% primarily as a result of sales price increases exceeding the cost increases in merchandising and salaries as well as maximizing the leverage off of allocable fixed operating costs. Funeral gross margin at acquired operations improved to 24.1% from 18.8% primarily due to volume improvement, profitability enhancements and cost efficiencies beginning to be implemented.

     Cemetery Segment. The following table sets forth certain information regarding the net revenues and gross profit of the Company from its cemetery operations during the year ended December 31, 1996 and 1995.

                                                            YEAR ENDED
                                                           DECEMBER 31,            CHANGE
                                                        ------------------    -----------------
                                                         1996       1995      AMOUNT    PERCENT
                                                        -------    -------    ------    -------
                                                                (DOLLARS IN THOUSANDS)
Net revenues:
  Existing operations.................................  $26,811    $25,750    $1,061      4.1%
  Acquired operations.................................    8,224      1,990     6,234         *
                                                        -------    -------    ------
          Total cemetery net revenues.................  $35,035    $27,740    $7,295     26.3%
                                                        =======    =======    ======
Gross profit:
  Existing operations.................................  $ 8,192    $ 8,322    $ (130)    (1.6)%
  Acquired operations.................................    1,945        155     1,790         *
                                                        -------    -------    ------
          Total cemetery gross profit.................  $10,137    $ 8,477    $1,660     19.6%
                                                        =======    =======    ======

---------------

* Not meaningful.

     Total cemetery net revenues for the year ended December 31, 1996 increased 26.3% to $35.0 million from $27.7 million for the year ended December 31, 1995. The increase in cemetery net revenues reflects a $6.2 million increase from acquired operations and a $1.1 million, or 4.1%, increase from existing operations. The increase in net revenues from existing operations resulted primarily from an increase in preneed sales and income recognized on earnings from merchandise trusts partially offset by a 1.7% decrease in at need sales. The preneed sales increased as a result of aggressive marketing that occurred primarily in the fourth quarter. The merchandise trust earnings increased as a result of higher average balances in such trusts as well as improved investment performance. The decrease in at need revenues was a result of slightly lower interment volume with no price increases.

     Total cemetery gross profit for the year ended December 31, 1996 increased 19.6% to $10.1 million from $8.5 million for the year ended December 31, 1995. The increase reflects a $1.8 million increase from acquired operations partially offset by a $130,000, or 1.6%, decrease from existing operations. Cemetery gross margin at existing operations decreased to 30.6% from 32.3%, primarily as a result of higher selling and fixed operating costs as a percentage of revenue partially offset by lower maintenance expenses as a percentage of net revenues. Selling and fixed operating costs as a percentage of net revenues increased primarily as a result of inefficiencies incurred in connection with the consolidation of the Company's cemetery corporate operations from Georgia to Texas as well as the cemetery management transition which occurred in the middle of 1996. The decrease in maintenance expense as a percentage of net revenues from 1995 was primarily related to the increase in earnings recognized from perpetual care trusts. Earnings recognized from perpetual care trusts are used to defray maintenance and upkeep of the cemetery grounds. Although investments in perpetual care trusts are primarily conservative interest bearing instruments, earnings recognized from perpetual care trusts increased due to improved investment returns as well as to higher average balances in such trusts as compared to 1995. Cemetery gross margin at acquired operations was 23.7% primarily because they had not been operated by the Company long enough to fully implement its preneed marketing programs to enable leveraging off of the maintenance and fixed operating costs which generally start being incurred immediately after the acquisition.

     General and administrative expenses for the year ended December 31, 1996 increased $1.1 million, or 22.3% over the year ended December 31, 1995. This increase resulted primarily from increased personnel costs as well as professional fees and insurance necessary to support a higher rate of growth and, to a lesser extent, increased facility and travel expense as a result of consolidating the cemetery corporate operations from Georgia to the Company's corporate headquarters in Lufkin, Texas. Additionally, general and administrative expenses for the year ended December 31, 1996 include $300,000 of legal fees incurred in connection with an action brought against the Company by Loewen Group International, Inc. (which has since been dismissed) offset by a $600,000 gain related to insurance proceeds received on a funeral home facility which was destroyed by fire. General and administrative expenses as a percentage of net revenues, excluding the effects of the gain on the aforementioned buyout, decreased to 6.5% in the year ended December 31, 1996 from 7.5% in the corresponding period in 1995, reflecting economies of scale realized by the Company as expenses are spread over a larger revenue base.

     Interest expense for the year ended December 31, 1996 increased $167,000, or 7.6% from the year ended December 31, 1995. The increase was the result of overall higher average levels of indebtedness partially offset by a lower average interest rate on borrowed funds in 1996 as compared to 1995. Although the average levels of indebtedness for the last half of 1996 were actually lower than the comparable period in 1995 as a result of the repayment of all amounts borrowed under the Credit Facility from the proceeds of the May 1996 equity offering, it did not completely offset the much higher average levels of indebtedness in the first half of 1996 as compared to the comparable period in 1995. Interest income of approximately $276,000 related to temporary investment of the May 1996 equity offering proceeds has been netted against interest expense.

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

     Cash and cash equivalents totaled $8.0 million at December 31, 1997, representing a decrease of $4.6 million from December 31, 1996. For the year ended December 31, 1997, net cash flow provided from operating activities was approximately $8.0 million, cash used in investing activities totaled approximately $29.8 million and cash provided from financing activities amounted to approximately $17.1 million. Significant components of cash flow generated from operating activities include net income adjusted for non-cash items partially offset by an increase in receivables of $20.0 million primarily attributable to a 33.3% increase in preneed cemetery sales which are usually financed on an installment basis over 36 months. Significant components of cash used in investing activities included capital expenditures of $12.5 million related to, among other things, additions and improvements at several funeral home facilities, the acquisition of professional vehicles and maintenance equipment and upgrades to computer systems and peripheral equipment. Additionally, the Company utilized approximately $17.5 million of internal funds, including funds drawn on the Credit Facility at December 31, 1996, to consummate funeral home and cemetery acquisitions during 1997. Significant components of cash provided from financing activities included (i) $22.1 million of net proceeds received in February 1997 in connection with the sale of the Company's Common Stock and the use of a portion of these proceeds to pay $13.0 million outstanding under the Company's Credit Facility; (ii) borrowings totaling approximately $18.9 million which were used for general corporate purposes including, among other things, tax payments, long-term supply agreements and refinancings of certain notes payable issued in connection with the Company's acquisitions; offset by (iii) lump sum payments totaling approximately $11.4 million to extinguish certain seller financed notes and normal scheduled debt payments.

     Long-term debt, including current maturities, at December 31, 1997 totaled $172.2 million as compared to $49.7 million at December 31, 1996. The increase was principally attributable to increased acquisition activity during 1997, partially offset by the payoff of $13.0 million outstanding under the Credit Facility with a portion of the proceeds from the issuance of Common Stock in February 1997, as described below. Due to increases in recent and projected acquisition activity, the Company increased its borrowing capacity under the Credit Facility in September 1997 to $225 million from $100 million. Long-term debt at December 31, 1997 consisted of $156.7 million drawn under the Credit Facility and $15.5 million owed under various notes payable to sellers of funeral homes and cemeteries. As of December 31, 1997, the Credit Facility also supported letters of credit totaling $3.2 million related to one of the Company's 1996 acquisitions. The Company obtained a release from these letters of credit in the first quarter of 1998 and the Company currently has no letters of credit outstanding. At December 31, 1997, $65.1 million was available for borrowings under the Credit Facility. Any amounts repaid under the Credit Facility, including amounts previously supporting the letters of credit outstanding at December 31, 1997, are available for future borrowings under the terms of the Credit Facility.

     Borrowings under the Credit Facility bear interest, at the Company's option, at either (i) the prime rate or (ii) the London Interbank Offered Rate plus an applicable margin, depending on the Company's Leverage Ratio, as defined. The weighted average interest rates on amounts borrowed under the Credit Facility were 6.83% and 6.39% at December 31, 1997 and 1996, respectively. In addition, the Company pays commitment fees on unused funds depending on the Company's Leverage Ratio. The Tranche A commitments under the Credit Facility provide for $150 million of borrowings outstanding at any one time expiring

September 2, 2002. The Tranche B commitments under the Credit Facility provide for $75 million of borrowings outstanding at any one time expiring September 1, 1998, subject to annual renewal options. The Credit Facility contains customary restrictive covenants, permits the payment of dividends only to the extent the Company maintains a specified net worth and requires the Company to maintain certain financial ratios. The Credit Facility is guaranteed by substantially all of the Company's subsidiaries and is collateralized by a pledge of the stock of certain of the Company's subsidiaries.

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

     Subsequent to December 31, 1997, the Company completed an underwritten private placement of $143.8 million aggregate principal amount of 4.5% convertible subordinated debentures (the "Debentures"), including approximately $18.8 million related to the exercise of the over-allotment option granted by the Company to the underwriters. The Debentures mature on December 31, 2004, are convertible into shares of the Company's Common Stock at a conversion price of $27.09 per share, and may not be redeemed by the Company prior to February 26, 2001. The net proceeds from the private placement totaling approximately $139.8 million (after selling commissions) were used to pay down the Credit Facility. The selling commissions and related expenses totaling approximately $4.6 million have been deferred and will be amortized ratably over the term of the Debentures.

     The Company currently expects to acquire funeral homes and cemeteries for purchase prices aggregating approximately $150 to $160 million in 1998. The Company anticipates that the consideration for future acquisitions will consist of a combination of cash, long-term notes, the assumption of existing indebtedness of the acquired businesses, and, in some cases, the issuance of additional shares of the Company's Common Stock. As of December 31, 1997, approximately 661,000 shares of Common Stock remained available for issuance pursuant to the Company's acquisition "shelf" registration statement. The Company anticipates making routine capital expenditures of approximately $11 million in 1998. In addition, the Company anticipates spending approximately $20 million over the next 12 to 18 months for major construction and development projects, including the construction of six new funeral homes, three of which will be built on existing Company-owned cemetery property.

     Management believes that cash flow from operations and the borrowing capacity available under the Credit Facility as a result of the repayment of such indebtedness with the net proceeds of the Debentures should be sufficient to meet its anticipated capital expenditures and other operating requirements and to substantially fund acquisitions through 1998. The Company continually evaluates alternatives, including additional debt or equity financing, to ensure adequate funding for its operations, including planned capital expenditures and projected acquisitions. However, because future cash flows and the availability of financing at terms favorable to the Company are subject to a number of variables, such as the number, size and rate of acquisitions made by the Company, there can be no assurance that the Company's capital resources will be sufficient to fund planned future levels of capital expenditures and acquisitions. Additional debt and equity financings may be required in connection with future acquisitions. The availability of these capital sources will depend on prevailing market conditions and interest rates and the then-existing financial condition of the Company.

YEAR 2000

     The year 2000 issue is the result of computer programs using two digits to define the applicable year rather than four. Any programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. A computer system which is not year 2000 compliant would not be able to correctly process certain data, or, in extreme situations, system failure could result.

     As part of the Company's continuing program to update its information systems in anticipation of future growth, the Company is currently involved in the installation of year 2000 compliant software for its cemetery corporate operations and is evaluating software systems for its cemetery operations at the field level. The

Company has also recently purchased year 2000 compliant software to be used for its funeral corporate and field operations and expects to have year 2000 compliant software in place for substantially all of its operations by mid-year 1999. As part of its initial assessment of its year 2000 exposure, the Company has identified certain critical path items and has developed a timetable for the completion of these projects in a timely manner. In the event that year 2000 compliant software is not in place on a timely basis, however, the Company's results of operations could be adversely affected.

     The Company has also made inquiries of certain of its vendors to determine what impact, if any, their year 2000 compliance exposure might have on the Company's operations and has received assurances that the vendors' systems are or will be year 2000 compliant in a timely manner. Accordingly, the Company does not expect the year 2000 issue in regard to its vendors' operations to have a material effect on its financial position, results of operations or cash flows.

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

RECENT FASB PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 131 establishes standards for the way that public enterprises report segment information in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders. In February 1998, the FASB issued SFAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits". This statement revises and standardizes employers' disclosures about pension and other postretirement benefit plans. These statements are all effective for fiscal years beginning after December 15, 1997. The Company does not believe implementation of SFAS Nos. 130, 131 or 132 will have a material effect on its financial position, results of operation or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required by this Item 8 are incorporated under
Item 14 in Part IV of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item as to the directors and executive officers of the Company is hereby incorporated by reference from the information appearing under the captions "-- Election of Directors -- Directors and Nominees for Director," "-- Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement which involves the election of directors and will be filed with the Securities and Exchange Commission (the "Commission") pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 120 days of the end of the Company's fiscal year ended December 31, 1997.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item as to the management of the Company is hereby incorporated by reference from the information appearing under the captions "Executive Compensation" and "Election of Directors -- Director Compensation" in the Company's definitive proxy statement which involves the election of directors and will be filed with the Commission pursuant to the Exchange Act within 120 days of the end of the Company's fiscal year ended December 31, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item as to the ownership by management and others of securities of the Company is hereby incorporated by reference from the information appearing under the caption "Voting Securities and Principal Stockholders" in the Company's definitive proxy statement which involves the election of directors and will be filed with the Commission pursuant to the Exchange Act within 120 days of the end of the Company's fiscal year ended December 31, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Until February 1997, SCI and its subsidiaries owned approximately 43% of the shares of the Company's outstanding Common Stock. SCI disposed of all of the shares of the Company's Common Stock beneficially owned by it and its subsidiaries in February 1997.

     Additional information required by this item as to certain business relationships and transactions with management and other related parties of the Company is hereby incorporated by reference to such information appearing under the captions "Executive Compensation -- Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the Company's definitive proxy statement which involves the election of directors and will be filed with the Commission pursuant to the Exchange Act within 120 days of the end of the Company's fiscal year ended December 31, 1997.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1 FINANCIAL STATEMENTS

     The following financial statements and the Report of Independent Accountants are filed as a part of this report on the pages indicated:

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................  F-2
Consolidated Balance Sheet as of December 31, 1997 and
  1996......................................................  F-3
Consolidated Statement of Income for the Years Ended
  December 31, 1997, 1996 and 1995..........................  F-4
Consolidated Statement of Changes in Stockholders' Equity
  for the Years ended December 31, 1997, 1996 and 1995......  F-5
Consolidated Statement of Cash Flows for the Years ended
  December 31, 1997, 1996 and 1995..........................  F-6
Notes to Consolidated Financial Statements..................  F-7

     (a) 2 FINANCIAL STATEMENT SCHEDULES

     The following Financial Statement Schedule and the Report of Independent Accountants on Financial Statement Schedule are included in this report on the pages indicated:

Report of Independent Accountants on Financial Statement
  Schedule..................................................  S-1
Financial Statement Schedule
  II -- Valuation and Qualifying Accounts...................  S-2

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

      EXHIBIT NO,                                DESCRIPTION
      -----------                                -----------
            3.1+         -- Amended and Restated Certificate of Incorporation (filed as Exhibit 4.1 to the Company's Registration Statement on
                            Form S-8 (Reg. No. 33-98052))
            3.2+         -- Amended and Restated Bylaws (filed as Exhibit 4.3 to the
                            Company's Registration Statement on Form S-8 (Reg. No.
                            33-98052))
            4.1+         -- Form of Certificate representing shares of Common Stock
                            (filed as Exhibit 4.1 to the Company's Registration
                            Statement on Form S-1 (Reg. No. 33-82546))
            4.2+         -- Stockholder Rights Agreement, dated October 31, 1994,
                            between the Company and American Stock Transfer & Trust
                            Company, as Rights Agent (filed as Exhibit 4.2 to the
                            Company's Annual Report on Form 10-K for the year ended
                            December 31, 1994)
            4.3+         -- Certificate of Designation of the Series One Junior
                            Participating Preferred Stock (filed as Exhibit 4.2 to
                            the Company's Registration Statement on Form S-8 (Reg.
                            No. 33-98052))
            4.4+         -- First Amendment to Stockholder Rights Agreement, dated
                            September 10, 1996, between the Company and American
                            Stock Transfer & Trust Company, as Rights Agent (filed as
                            Exhibit 6 to the Company's Registration Statement on Form
                            8-A/A (Amendment No. 2)).

      EXHIBIT NO,                                DESCRIPTION
      -----------                                -----------
            4.5+         -- Registration Agreement, dated December 22, 1995, among
                            Equity Corporation International, Investment Capital
                            Corporation and Service Corporation International (filed
                            as Exhibit 4.1 to the Company's Registration Statement on
                            Form S-3 (Reg. No. 33-80841))
           10.1+*        -- Employment Agreement, dated February 1, 1994, between the
                            Company and James P. Hunter, III (filed as Exhibit 10.1
                            to the Company's Registration Statement on Form S-1 (Reg.
                            No. 33-82546))
           10.2+*        -- Employment Agreement, dated March 7, 1994, between the
                            Company and Jack D. Rottman (filed as Exhibit 10.4 to the
                            Company's Registration Statement on Form S-1 (Reg. No.
                            33-82546))
           10.3+*        -- Employment Agreement, dated July 22, 1994, between the
                            Company and Billy C. Wells (filed as Exhibit 10.5 to the
                            Company's Registration Statement on Form S-1 (Reg. No.
                            33-82546))
           10.4+*        -- Employment Agreement, dated February 1, 1995, between the
                            Company and W. Cardon Gerner (filed as Exhibit 10.23 to
                            the Company's Annual Report on Form 10-K for the year
                            ended December 31, 1994)
           10.5+*        -- Employment Agreement, dated April 8, 1996 between the
                            Company and William C. McNamara (filed as Exhibit 99.2 to
                            the Company's report on Form 8-K filed on May 3, 1996)
           10.6+*        -- Stockholder's Agreement, dated June 30, 1994, between the
                            Company and Jack D. Rottman (filed as Exhibit 10.7 to the
                            Company's Registration Statement on Form S-1 (Reg. No.
                            33-82546))
           10.7+         -- Stock Registration Agreement, dated February 1, 1994,
                            among the Company and Investment Capital Corporation,
                            James P. Hunter, III and Robert W. Loftis (filed as
                            Exhibit 10.10 to the Company's Registration Statement on
                            Form S-1 (Reg. No. 33-82546))
           10.8+         -- First Amendment to Stock Registration Agreement, dated
                            September 1, 1994, among the Company and Investment
                            Capital Corporation, Kanawha, L.L.C., James P. Hunter,
                            III and Robert W. Loftis (filed as Exhibit 10.11 to the
                            Company's Registration Statement on Form S-1 (Reg. No.
                            33-82546))
           10.9+         -- Second Amendment to Stock Registration Agreement, dated
                            May 31, 1995, among the Company and James P. Hunter, III,
                            Investment Capital Corporation, Kanawha, L.L.C., The
                            Loftis Foundation, Inc. and Robert Wayne Loftis (filed as
                            Exhibit 10.12 to the Company's Registration Statement on
                            Form S-1 (Reg. No. 33-92876))
           10.10+*       -- Equity Corporation International Amended and Restated
                            1994 Long-Term Incentive Plan, amended as of October,
                            1996 (filed as Exhibit 10.10 to the Company's Annual
                            Report on Form 10-K for the year ended December 31, 1996)
           10.11*        -- Amendment to Amended and Restated Equity Corporation
                            International 1994 Long-Term Incentive Plan, dated May
                            21, 1997
           10.12+*       -- Form of Incentive Stock Option Agreement for Executive
                            Officers under the 1994 Long-Term Incentive Plan (filed
                            as Exhibit 10.13 to the Company's Annual Report on Form
                            10-K for the year ended December 31, 1994)
           10.13+*       -- Form of Non-Qualified Employee Stock Option Agreement for
                            Executive Officers under 1994 Long-Term Incentive Plan
                            (filed as Exhibit 10.14 to the Company's Annual Report on
                            Form 10-K for the year ended December 31, 1994)
           10.14+*       -- Form of Non-Qualified Stock Option Agreement for
                            employees under the 1994 Long-Term Incentive Plan (filed
                            as Exhibit 10.12 to the Company's Annual Report on Form
                            10-K for the year ended December 31, 1995)

      EXHIBIT NO,                                DESCRIPTION
      -----------                                -----------
           10.15+*       -- Form of Non-Qualified Employee Stock Option Agreement for
                            employees of the Cemetery Division under the 1994
                            Long-Term Incentive Plan (filed as Exhibit 10.13 to the
                            Company's Annual Report on Form 10-K for the year ended
                            December 31, 1995)
           10.16+*       -- Form of Non-Qualified Stock Option Agreement for
                            Non-Employee Directors under the 1994 Long-Term Incentive
                            Plan (filed as Exhibit 10.15 to the Company's Annual
                            Report on Form 10-K for the year ended December 31, 1994)
           10.17*        -- Form of Non-Qualified Employee Stock Option Agreement for
                            Executive Officers under the 1994 Long-Term Incentive
                            Plan, dated August 14, 1997
           10.18+*       -- Option #2 of Amendment and Restatement of Agreement
                            between ECI Cemetery Services, Inc. and certain employees
                            concerning replacement of former deferred compensation
                            arrangements with restricted stock award programs (filed
                            as Exhibit 10.15 to the Company's Annual Report on Form
                            10-K for the year ended December 31, 1995)
           10.19+*       -- Option #3 of Amendment and Restatement of Agreement
                            between ECI Cemetery Services, Inc. and certain employees
                            concerning replacement of former deferred compensation
                            arrangements with restricted stock award programs (filed
                            as Exhibit 10.16 to the Company's Annual Report on Form
                            10-K for the year ended December 31, 1995)
           10.20+        -- Form of Indemnification Agreement with Executive Officers and Directors (filed as Exhibit 10.13 to the Company's
                            Registration Statement on Form S-1 (Reg. No. 33-82546))
           10.21*        -- Form of Executive Severance Agreement dated effective
                            August 14, 1997.
           10.22+*       -- Equity Corporation International 1997 Employee Stock
                            Purchase Plan (filed as Exhibit 4.7 to the Company's
                            Registration Statement on Form S-8 (Reg. No. 333-25303))
           10.23+*       -- Consulting Agreement, dated as of September 12, 1996,
                            between the Company and James P. Hunter, III (filed as
                            Exhibit 10.25 to the Company's Annual Report on Form 10-K
                            for the year ended December 31, 1996)
           10.24+        -- Amended and Restated Credit Agreement, dated September 2,
                            1997, among the Company, the Banks named therein and
                            NationsBank of Texas, N.A., as Agent for the Banks (filed
                            as Exhibit 10.1 to the Company's Quarterly Report on Form
                            10-Q for the quarterly period ended September 30, 1997)
           21.1          -- List of Subsidiaries as of December 31, 1997
           23.1          -- Consent of Coopers & Lybrand L.L.P.
           24.1          -- A power of attorney, pursuant to which amendments to this
                            Report may be filed, is included on the signature page
                            contained in Part IV of this Report
           27            -- Financial Data Schedule
           27.1          -- Restated Financial Data Schedules

---------------

+ Incorporated herein by reference to the indicated filing.

* Management contract or compensatory plan.

     (B) REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the quarter ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lufkin, State of Texas on March 27, 1998.

                                            EQUITY CORPORATION INTERNATIONAL

                                            By:  /s/ JAMES P. HUNTER, III
                                              ----------------------------------
                                                     James P. Hunter, III
                                               Chairman of the Board, President
                                                              and
                                                   Chief Executive Officer

                               POWER OF ATTORNEY

     We, the undersigned, directors and officers of Equity Corporation International (the "Company"), do hereby severally constitute and appoint James
P. Hunter, III and W. Cardon Gerner and each or any of them, our true and lawful attorneys and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys and agents, and each or any of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys and agents, and each of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                     SIGNATURES                                       TITLE                    DATE
                     ----------                                       -----                    ----

              /s/ JAMES P. HUNTER, III                   Chairman of the Board,           March 27, 1998
-----------------------------------------------------      President and Chief Executive
                James P. Hunter, III                       Officer (Principal Executive
                                                           Officer)

                /s/ W. CARDON GERNER                     Senior Vice President -- Chief   March 27, 1998
-----------------------------------------------------      Financial
                  W. Cardon Gerner                         Officer -- (Principal
                                                           Financial and Accounting
                                                           Officer)

               /s/ J. PATRICK DOHERTY                    Director                         March 27, 1998
-----------------------------------------------------
                 J. Patrick Doherty

                 /s/ JACK T. HAMMER                      Director                         March 27, 1998
-----------------------------------------------------
                   Jack T. Hammer

                /s/ THOMAS R. MCDADE                     Director                         March 27, 1998
-----------------------------------------------------
                  Thomas R. McDade

                /s/ KENNETH W. SMITH                     Director                         March 27, 1998
-----------------------------------------------------
                  Kenneth W. Smith

                   /s/ BOB BULLOCK                       Director                         March 27, 1998
-----------------------------------------------------
                     Bob Bullock

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
AUDITED CONSOLIDATED FINANCIAL STATEMENTS:
  Report of Independent Accountants.........................  F-2
  Consolidated Balance Sheet as of December 31, 1997 and
     1996...................................................  F-3
  Consolidated Statement of Income for the Years Ended
     December 31, 1997, 1996 and 1995.......................  F-4
  Consolidated Statement of Stockholders' Equity for the
     Years Ended December 31, 1997, 1996 and 1995...........  F-5
  Consolidated Statement of Cash Flows for the Years Ended
     December 31, 1997, 1996 and 1995.......................  F-6
  Notes to Consolidated Financial Statements................  F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Equity Corporation International:

     We have audited the accompanying consolidated balance sheet of Equity Corporation International and subsidiaries, as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equity Corporation International and subsidiaries as of December 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                            COOPERS & LYBRAND L.L.P.

Houston, Texas
March 5, 1998

                        EQUITY CORPORATION INTERNATIONAL

                           CONSOLIDATED BALANCE SHEET
                         (THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
Current assets:
  Cash and cash equivalents.................................  $  8,039    $ 12,654
  Receivables, net of allowances............................    15,412       9,050
  Inventories...............................................     9,134       6,029
  Other.....................................................     2,181       1,825
                                                              --------    --------
          Total current assets..............................    34,766      29,558
  Preneed funeral contracts.................................   235,891     156,028
  Cemetery properties, at cost..............................   117,087      84,706
  Long-term receivables, net of allowances..................    55,393      37,226
  Property, plant and equipment, at cost (net)..............    94,684      57,263
  Deferred charges and other assets.........................    24,284       7,986
  Names and reputations (net)...............................   155,595      71,124
                                                              --------    --------
          Total assets......................................  $717,700    $443,891
                                                              ========    ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................  $ 14,077    $  6,943
  Income taxes payable......................................        51         294
  Deferred income taxes.....................................     2,114       2,605
  Current maturities of long-term debt......................       858         537
                                                              --------    --------
          Total current liabilities.........................    17,100      10,379
  Deferred preneed funeral contract revenues................   242,185     161,153
  Long-term debt............................................   171,303      49,197
  Deferred cemetery costs...................................    27,224      21,268
  Deferred income taxes.....................................    31,106      22,799
  Other liabilities.........................................     2,250       1,631
  Commitments and contingencies
  Stockholders' equity:
     Preferred stock........................................        --          --
     Common stock, $.01 par value; 50,000,000 shares
      authorized; 21,119,362 and 19,322,723 issued and
      outstanding in 1997 and 1996, respectively............       211         193
     Capital in excess of par value.........................   191,902     157,468
     Retained earnings......................................    34,502      19,803
     Foreign currency translation adjustment................       (83)         --
                                                              --------    --------
          Total stockholders' equity........................   226,532     177,464
                                                              --------    --------
          Total liabilities and stockholders' equity........  $717,700    $443,891
                                                              ========    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                        EQUITY CORPORATION INTERNATIONAL

                        CONSOLIDATED STATEMENT OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1996       1995
                                                              --------    -------    -------
Net revenues
  Funeral...................................................  $ 87,160    $54,854    $36,261
  Cemetery..................................................    46,239     35,035     27,740
  Other.....................................................     1,674      2,085         --
                                                              --------    -------    -------
          Total revenues....................................   135,073     91,974     64,001
                                                              --------    -------    -------
Costs and expenses
  Funeral...................................................    64,830     39,804     27,442
  Cemetery..................................................    31,659     24,898     19,263
  Other.....................................................       924      1,135         --
                                                              --------    -------    -------
          Total costs and expenses..........................    97,413     65,837     46,705
                                                              --------    -------    -------
  Gross profit..............................................    37,660     26,137     17,296
General and administrative expenses.........................     7,560      5,848      4,782
                                                              --------    -------    -------
  Income from operations....................................    30,100     20,289     12,514
Interest expense............................................     6,331      2,374      2,207
                                                              --------    -------    -------
  Income before income taxes................................    23,769     17,915     10,307
Provision for income taxes..................................     9,070      7,589      4,071
                                                              --------    -------    -------
          Net income........................................  $ 14,699    $10,326    $ 6,236
                                                              ========    =======    =======
Earnings per share:
  Basic.....................................................  $   0.71    $  0.58    $  0.42
                                                              ========    =======    =======
  Assuming full dilution....................................  $   0.70    $  0.57    $  0.42
                                                              ========    =======    =======
Weighted average number of common and equivalent shares
  outstanding:
  Basic.....................................................    20,597     17,781     14,699
                                                              ========    =======    =======
  Assuming full dilution....................................    20,952     18,068     14,835
                                                              ========    =======    =======

   The accompanying notes are an integral part of the consolidated financial statements.

                        EQUITY CORPORATION INTERNATIONAL

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                  COMMON STOCK       CAPITAL IN              CUMULATIVE
                               -------------------   EXCESS OF    RETAINED   TRANSLATION   STOCKHOLDERS'
                                 SHARES     AMOUNT   PAR VALUE    EARNINGS   ADJUSTMENT       EQUITY
                               ----------   ------   ----------   --------   -----------   -------------
Balance, December 31, 1994...  14,688,859    $147     $ 80,695    $ 3,241       $  --        $ 84,083
  Net income.................          --      --           --      6,236          --           6,236
  Common stock issued:
     Acquisitions............       8,332      --          119         --          --             119
     Option exercises........     112,500       1        1,167         --          --           1,168
     Other...................      37,560      --           59         --          --              59
                               ----------    ----     --------    -------       -----        --------
Balance, December 31, 1995...  14,847,251     148       82,040      9,477          --          91,665
  Net income.................          --      --           --     10,326          --          10,326
  Common stock issued:
     Equity offering.........   4,335,000      43       72,964         --          --          73,007
     Acquisitions............     113,455       1        2,414         --          --           2,415
     Option exercises........       1,999      --           22         --          --              22
     Other...................      25,018       1           28         --          --              29
                               ----------    ----     --------    -------       -----        --------
Balance, December 31, 1996...  19,322,723     193      157,468     19,803          --         177,464
  Net income.................          --      --           --     14,699          --          14,699
  Common stock issued:
     Equity offering.........   1,199,178      12       22,089         --          --          22,101
     Acquisitions............     571,690       6       11,845         --          --          11,851
     Option exercises........      10,500      --          140         --          --             140
     Other...................      15,271      --          360         --          --             360
  Foreign currency
     translation
     adjustment..............          --      --           --         --         (83)            (83)
                               ----------    ----     --------    -------       -----        --------
Balance, December 31, 1997...  21,119,362    $211     $191,902    $34,502       $ (83)       $226,532
                               ==========    ====     ========    =======       =====        ========

   The accompanying notes are an integral part of the consolidated financial statements.

                        EQUITY CORPORATION INTERNATIONAL

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1997        1996       1995
                                                              --------    --------    -------
Cash flows from operating activities:
  Net income................................................  $ 14,699    $ 10,326    $ 6,236
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................     8,428       4,801      3,458
     Provision for bad debts and contract cancellations.....     6,250       3,742      3,217
     Gain on sale of assets.................................      (750)     (1,489)       (42)
     Deferred income taxes..................................     1,303       1,392        816
  Changes in assets and liabilities, net of effects from
     acquisitions:
     Receivables............................................   (19,982)    (12,382)    (7,482)
     Inventories............................................      (713)        283       (282)
     Other current assets...................................      (284)       (515)       263
     Other long-term assets.................................    (4,514)     (2,636)    (2,998)
     Accounts payable and accrued liabilities...............     2,917       1,601       (998)
     Income taxes payable...................................       (52)       (895)       901
     Preneed funeral contracts and associated deferred
       revenues.............................................       722         (36)       123
                                                              --------    --------    -------
          Net cash provided by operating activities.........     8,024       4,192      3,212
                                                              --------    --------    -------
Cash flows from investing activities:
  Capital expenditures......................................   (12,521)     (8,318)    (7,691)
  Proceeds from sale of assets..............................       139       4,192         68
  Acquisitions, net of cash acquired........................   (17,519)    (21,541)      (906)
  Other.....................................................       113         196        106
                                                              --------    --------    -------
          Net cash used in investing activities.............   (29,788)    (25,471)    (8,423)
                                                              --------    --------    -------
Cash flows from financing activities:
  Net proceeds from issuance of common stock................    22,601      73,029        974
  Borrowings on debt........................................    18,950      11,615     11,123
  Payments on debt..........................................   (24,402)    (56,944)    (6,485)
                                                              --------    --------    -------
          Net cash provided by financing activities.........    17,149      27,700      5,612
                                                              --------    --------    -------
Increase (decrease) in cash and cash equivalents............    (4,615)      6,421        401
Cash and cash equivalents at beginning of year..............    12,654       6,233      5,832
                                                              --------    --------    -------
Cash and cash equivalents at end of year....................  $  8,039    $ 12,654    $ 6,233
                                                              ========    ========    =======

   The accompanying notes are an integral part of the consolidated financial statements.

                        EQUITY CORPORATION INTERNATIONAL

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. CORPORATE ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Equity Corporation International ("ECI") and its wholly owned subsidiaries (the "Company") is a provider of deathcare services and products primarily to communities located in non-metropolitan and suburban areas of the United States and Canada. At December 31, 1997, the Company operated 259 funeral homes and 76 cemeteries in 33 states and one Canadian province.

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

  Cemetery Operations

     Sales of cemetery interment rights, interment services and related merchandise are recorded as revenues when customer contracts are executed with concurrent recognition of related costs. Costs related to the sales of cemetery interment rights include cemetery property and costs related to cemetery development activities and are charged to operations using the specific identification method. Costs related to sales of interment services and merchandise are based on actual costs incurred or estimates of future costs. Allowances for customer cancellations and refunds are provided at the date of sale based upon historical experience.

     Generally, a portion of the proceeds from the sale of cemetery interment rights is required by state law to be paid into perpetual care trust funds. Principal balances in these trusts (including realized and unrealized capital gains in some states) must generally be held in perpetuity. Accordingly, the trust fund corpus is not reflected in the Company's consolidated financial statements. Earnings from these trusts are recognized currently and are intended to defray cemetery maintenance costs. The amount of perpetual care funds trusted at December 31, 1997 and 1996 was approximately $24,924 and $16,249, respectively, and such principal generally cannot be withdrawn by the Company. Earnings recognized on perpetual care trusts for the years ended December 31, 1997, 1996 and 1995 were approximately $1,525, $1,304 and $934, respectively. Additionally, pursuant to state law, a portion of the proceeds from the sale of preneed cemetery merchandise may also be required to be paid into trust funds. The Company's preneed cemetery merchandise trusts funds

                        EQUITY CORPORATION INTERNATIONAL
had aggregate balances of approximately $26,194 and $14,316 at December 31, 1997 and 1996, respectively, which approximated fair value. The Company recognizes income on these merchandise trusts in current cemetery net revenues as trust earnings accrue. Earnings recognized on merchandise trusts for the years ended December 31, 1997, 1996 and 1995 were approximately $2,470 $1,113 and $535, respectively.

  Cash and Cash Equivalents

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

  Property, Plant and Equipment

     Depreciation of property, plant and equipment is provided using the straight-line method over the estimated useful lives of the various classes of depreciable assets, ranging from five to thirty-nine years. The Company periodically reviews its properties for possible impairment whenever events or changes in circumstance might indicate that the carrying amount of an asset may not be recoverable. Maintenance and repairs are charged to expense whereas renewals and major replacements are capitalized. Gains and losses from dispositions are included in operations. Depreciation expense for the years ended December 31, 1997, 1996 and 1995, was $4,892, $3,038 and $2,010,
respectively.

  Deferred Obtaining Costs

     Included in "Deferred charges and other assets" are obtaining costs consisting of sales commissions and other direct marketing costs applicable to preneed funeral contracts which are deferred and recognized over 12 years, which approximates the expected timing of the performance of services related to preneed funeral contracts. The aggregate costs deferred as of December 31, 1997 and 1996 were approximately $1,908 and $1,582, respectively.

  Covenants Not to Compete

     Included in "Deferred charges and other assets" are prepaid noncompetition agreements entered into with former owners and key employees of businesses acquired. Noncompetition agreements are amortized using the straight-line method over the period of the agreement. At December 31, 1997 and 1996, prepaid covenants not to compete amounted to approximately $6,047 and $4,882, respectively.

  Names and Reputations

     The excess of purchase price over the fair value of identifiable net tangible assets acquired in transactions accounted for as a purchase are included in "Names and reputations (net)" and generally are amortized on a straight-line basis over 40 years which, in the opinion of management, is not necessarily the maximum period benefited. Many of the Company's acquired funeral homes have provided high quality service to client families for many decades. The resulting client loyalty often represents a substantial portion of the value of a funeral business. The recoverability of Names and reputations is evaluated periodically as events or circumstances indicate a possible inability to recover its carrying amount. Recoverability is then determined by comparing the undiscounted net cash flows of the assets to which the Names and reputations applies to the net book value (including the Names and reputations) of those assets. The accumulated amortization of Names and

                        EQUITY CORPORATION INTERNATIONAL
reputations, at December 31, 1997 and 1996, was approximately $5,580 and $2,750, respectively. The amortization charged against income was approximately $2,830, $1,214 and $640 for the three years ended December 31, 1997, 1996 and 1995, respectively.

  Foreign Currency Translation

     The functional currency for the Company's Canadian subsidiaries is the Canadian Dollar. All assets and liabilities of Canadian subsidiaries are translated into U.S. dollars at exchange rates in effect as of the end of the reporting period. Income and expense items are translated at average exchange rates for the reporting period. The resulting translation adjustments are recorded as a component of stockholders' equity. The effect of exchange rate changes on cash for the year ended December 31, 1997 was not significant.

  Recent FASB Pronouncements

     In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 131 establishes standards for the way that public enterprises report segment information in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders. In February 1998, the FASB issued SFAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits". This statement revises and standardizes employers' disclosures about pension and other postretirement benefit plans. These statements are all effective for fiscal years beginning after December 15, 1997. The Company does not believe implementation of SFAS Nos. 130, 131 or 132 will have a material effect on its financial position, results of operation or cash flows.

2. ACQUISITIONS

     The following table is a summary of acquisitions made during the years ended December 31, 1997 and 1996:

                                                                1997        1996
                                                                ----        ----
Number acquired:
  Funeral homes.............................................        84          59
  Cemeteries................................................        12           3
Purchase price..............................................  $156,098    $ 65,047

     The purchase price in both years consisted primarily of combinations of cash, common stock and debt issued. The excess of purchase price over the fair value of net assets acquired is included in Names and reputations (net). In connection with these acquisitions, the Company enters into customary employment, consulting and noncompetition agreements with certain employees and former owners of the businesses acquired. In certain situations, the Company will prepay a portion of the noncompetition agreements and amortize such prepayments on a straight-line basis over the terms of the agreements. The purchase prices indicated above do not include $952 and $832 for noncompetition agreements which were prepaid to individuals related to businesses acquired in 1997 and 1996, respectively. The acquisitions have been

                        EQUITY CORPORATION INTERNATIONAL
accounted for as purchases and their operating results have been included since their respective date of acquisition. The effect of acquisitions on the consolidated balance sheet at December 31, was as follows:

                                                                1997         1996
                                                              ---------    --------
Current assets..............................................  $   7,373    $  3,994
Preneed funeral contracts...................................     66,221      41,365
Cemetery properties.........................................     30,283       6,036
Long-term receivables.......................................      8,536        (319)
Property, plant and equipment...............................     30,058      17,223
Deferred charges and other assets...........................     13,998         603
Names and reputations.......................................     87,136      40,367
Current liabilities.........................................     (3,348)       (624)
Deferred preneed funeral contract revenues..................    (66,668)    (41,561)
Long-term debt..............................................   (127,879)    (40,009)
Deferred cemetery costs.....................................     (6,972)       (803)
Deferred income taxes.......................................     (6,513)       (978)
Noncurrent liabilities......................................       (211)       (465)
Common stock issued.........................................    (11,851)     (2,415)
                                                              ---------    --------
          Total.............................................     20,163      22,414
  Less cash acquired........................................      2,644         873
                                                              ---------    --------
  Cash used for acquisitions................................  $  17,519    $ 21,541
                                                              =========    ========

     The following represents the unaudited pro forma results of operations as if all of the above noted business combinations had occurred at the beginning of 1996:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                 1997          1996
                                                              ----------    ----------
Net revenues................................................   $159,494      $150,856
Income before income taxes..................................     25,087        20,568
Net income..................................................     15,503        11,854
Earnings per common and equivalent share:
  Basic.....................................................   $   0.74      $   0.64
  Diluted...................................................   $   0.73      $   0.63

     The pro forma results of operations should not be construed as indicative of the Company's results of operations had the acquisitions been consummated on the dates indicated and are not intended to project the Company's results of operations for any future period.

3. DISPOSITIONS

     During January 1997, the Company acquired one cemetery from Service Corporation International ("SCI"), a former significant stockholder of the Company (Note 7), in exchange for one of the Company's funeral home facilities. This was a strategic business decision as the acquired cemetery is in close proximity to one of the Company's existing funeral home facilities. In connection with the transaction, the Company received consideration of $1,674, including $250 in cash, and recognized a gain of approximately $750 in the first quarter of 1997.

     During March 1996, the Company conveyed to SCI licensing and lease agreements related to three funeral home operations which had been previously operated by an unaffiliated third party for an aggregate

                        EQUITY CORPORATION INTERNATIONAL
purchase price of $2,085. This amount and $1,135 of related costs and expenses are included in net revenues and costs and expenses, respectively, for the year ended December 31, 1996.

4. PRENEED FUNERAL CONTRACTS AND DEFERRED PRENEED FUNERAL CONTRACT REVENUES

     The Company sells preneed funeral contracts through various programs providing for future funeral services at prices prevailing when the agreement is signed. These contracts are included in the consolidated balance sheet as "Preneed funeral contracts". Payments on these contracts are generally placed in trust (pursuant to state law) or are used to pay premiums on life insurance policies issued by third party insurers. When the services are performed, approximately $104,523 and $67,364 will be funded by trusts and approximately $131,368 and $88,664 will be funded by insurance policies as of December 31, 1997 and 1996, respectively. Accumulated earnings from trust funds and increasing insurance benefits have been included to the extent that they have accrued through December 31, 1997 and 1996, respectively. The cumulative total has been reduced by allowable cash withdrawals for trust earning distributions and amounts retained by the Company pursuant to various state laws. At December 31, 1997 and 1996, the amounts collected and held in trusts, at cost, which approximates market, were approximately $93,900 and $59,246, respectively. The amounts in trusts and all life insurance policies are generally transferred to the customer upon contract cancellation.

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

5. INCOME TAXES

     Deferred taxes are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted marginal tax rates.

     Significant components of the Company's deferred tax liabilities and assets at December 31, were as follows:

                                                                 1997      1996
                                                                -------   -------
  Developed and undeveloped land..............................  $28,093   $22,231
  Property, plant and equipment...............................    2,950     2,062
  Receivables related to sales of cemetery interment rights
    and related products......................................    3,989     3,751
  Names and reputations.......................................    2,556       669
  Deferred obtaining costs....................................      778       650
  Other.......................................................      408       475
                                                                -------   -------
            Total deferred tax liabilities....................   38,774    29,838
                                                                -------   -------
  Preneed funeral contracts...................................    2,499     2,280
  Allowance for bad debts and cancellation reserves...........    1,926     1,350
  Deferred compensation.......................................      309       181
  Other.......................................................      820       623
                                                                -------   -------
            Total deferred tax assets.........................    5,554     4,434
                                                                -------   -------
  Net deferred tax (assets) liabilities.......................  $33,220   $25,404
                                                                =======   =======

                        EQUITY CORPORATION INTERNATIONAL

     Significant components of the provision for income taxes for the years ended December 31, were as follows:

                                                            1997      1996      1995
                                                           ------    ------    ------
    Current tax expense:
      Federal..........................................    $7,442    $5,399    $2,868
      State............................................       298       798       387
      Foreign..........................................        27        --        --
                                                           ------    ------    ------
              Total current............................     7,767     6,197     3,255
                                                           ------    ------    ------
    Deferred tax expense:
      Federal..........................................     1,216     1,282       738
      State............................................        87       110        78
                                                           ------    ------    ------
              Total deferred...........................     1,303     1,392       816
                                                           ------    ------    ------
              Total tax expense........................    $9,070    $7,589    $4,071
                                                           ======    ======    ======

     United States income taxes have not been provided on the undistributed earnings of the Company's Canadian subsidiaries since it is the Company's intention to reinvest such earnings indefinitely.

     The differences between the federal tax rate and the Company's effective tax rate at December 31, were as follows:

                                                            1997      1996      1995
                                                           ------    ------    ------
    Tax at U.S. statutory rate.........................    $8,319    $6,270    $3,504
    State income taxes, net of federal tax.............       250       590       307
    Increase in federal marginal tax rate..............        --       565        --
    Nondeductible amortization.........................       422       180       139
    Other, net.........................................        79       (16)      121
                                                           ------    ------    ------
                                                           $9,070    $7,589    $4,071
                                                           ======    ======    ======
    Total effective tax rate...........................     38.2%     42.4%     39.5%

     During the year ended December 31, 1996, the Company exceeded the taxable income threshold requiring the Company's statutory federal income tax rate to be increased from 34 percent to 35 percent. As a result, the provision for income taxes for the year ended December 31, 1996 includes an adjustment to deferred taxes of $565 related to this increase in the statutory federal income tax rate.

     Income taxes paid during the years ending December 31, 1997, 1996, and 1995 were approximately $8,010, $6,974 and $2,308, respectively.

                        EQUITY CORPORATION INTERNATIONAL

6. DEBT

     Long-term debt consisted of the following at December 31:

                                                                   1997        1996
                                                                 --------    --------
    Credit facility..........................................    $156,700    $ 35,000
    Notes payable............................................      14,441      13,914
    Other....................................................       1,020         820
                                                                 --------    --------
                                                                  172,161      49,734
      Less current maturities................................         858         537
                                                                 --------    --------
                                                                 $171,303    $ 49,197
                                                                 ========    ========

     In September 1997, the Company amended and increased its borrowing capacity under its revolving credit agreement with a group of banks (the "Credit Facility") to $225,000 from $100,000. The Tranche A commitments under the Credit Facility provide for $150,000 of borrowings outstanding at any one time expiring September 2, 2002. The Tranche B commitments under the Credit Facility provide for $75,000 of borrowings outstanding at any one time expiring September 1, 1998, subject to annual renewal options. The Credit Facility is used for acquisition financing and general corporate purposes. Borrowings under the Credit Facility bear interest, at the Company's option, at either (i) the prime rate or (ii) the London Interbank Offered Rate plus an applicable margin, depending on the Company's Leverage Ratio, as defined. In addition, the Company pays commitment fees on unused funds depending on the Leverage Ratio. The weighted average interest rates on amounts borrowed under the Credit Facility were 6.83% and 6.39% at December 31, 1997 and 1996, respectively. At December 31, 1997 and 1996, the Credit Facility also supported letters of credit totaling $3,152 related to one of the Company's acquisitions in 1996. The Company obtained a release from these letters of credit in the first quarter of 1998. The Credit Facility contains customary restrictive covenants requiring the Company to maintain certain financial ratios, is guaranteed by substantially all of the Company's subsidiaries and is collateralized by a pledge of the stock of certain of the Company's subsidiaries. The Credit Facility will permit the payment of dividends on the Company's Common Stock only to the extent the Company maintains a specified net worth (approximately $201,054 as of December 31, 1997).

     Notes payable include notes issued by funeral home and cemetery subsidiaries to financial institutions and individuals with varying maturities through 2015, collateralized by property and equipment, or in certain instances, guaranteed by the Company. Interest rates on these notes range from 4.9% to 12.6%.

     Aggregate principal payments on long-term debt for each of the five years and thereafter subsequent to December 31, 1997 are $858, $10,711, $616, $488, $156,034 and $3,454, respectively. Interest paid during the years ended December 31, 1997, 1996 and 1995 was approximately $4,422, $2,426 and $1,865, respectively.

     In February 1998, the Company completed the private placement of $143,750 aggregate principal amount of 4.5% convertible subordinated debentures due 2004 (the "Debentures") including approximately $18,750 related to the exercise of the over-allotment option granted by the Company to the underwriters. The Debentures mature on December 31, 2004, are convertible into shares of the Company's Common Stock at a conversion price of $27.09 per share and may not be redeemed by the Company prior to February 26, 2001. The net proceeds to the Company from this private placement of approximately $139,797 (after selling commissions of approximately $3,953) were used to pay down the Credit Facility. The selling commissions and related expenses totaling approximately $4,616 have been deferred and will be amortized ratably over the term of the Debentures (Note 9).

                        EQUITY CORPORATION INTERNATIONAL

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

     On May 1, 1996, the Company completed a public offering of 4,335,000 shares of its common stock at $18.00 per share, including 585,000 shares sold to the underwriters pursuant to the overallotment option granted to them, for net proceeds of approximately $73,007 (after selling commissions and estimated related expenses of approximately $5,023). The net proceeds were used to pay off amounts outstanding under the Credit Facility and the remainder was used for general corporate purposes, including acquisitions.

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

     In February 1997, the Company completed the registration and sale of 7,994,522 shares of Common Stock owned by SCI which represented SCI's total investment in the Company. SCI received all proceeds and paid all expenses related to the sale of these shares. The Company received net proceeds of approximately $22,101 (after selling commissions and related expenses) in connection with the issuance and sale by the Company of 1,199,178 shares of Common Stock at $19.25 per share pursuant to the underwriters' exercise of an overallotment option granted by the Company. Approximately $13,000 of these proceeds was used to pay down a portion of the Company's Credit Facility and the remainder was used for general corporate purposes, including acquisitions.

  Preferred Stock

     The authorized capital stock of the Company also consists of 10,000,000 shares of preferred stock, par value $.01 per share, of which 500,000 shares are designated as the Series One Junior Participating Preferred Stock (the "Series One Preferred Stock"). No shares of preferred stock were issued as of December 31, 1997. The preferred stock is issuable by the Board of Directors in one or more series, with the number of shares of each series and the designations, powers, preferences, qualifications, limitations or restrictions of each series to be determined by the Board of Directors. Among the specific matters that may be determined by the Board of Directors are: the annual rate of dividends; the redemption price, if any; the terms of a sinking fund, if any; the amount payable in the event of any voluntary liquidation, dissolution or winding up of the affairs of the Company; conversion rights, if any; and voting powers, if any. All series of preferred stock will rank equally and be identical in all respects except as may otherwise be provided in the Certificate of Designations establishing such series. The Board of Directors of the Company, without obtaining stockholder approval, may issue shares of the preferred stock with voting rights or conversion rights that could affect the voting power of the holders of common stock. The issuance of any shares of preferred stock could be utilized, under certain circumstances, in an attempt to prevent an acquisition of the Company. Except in connection with the preferred share purchase rights, the Company has no present intention to issue any shares of preferred stock.

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

                        EQUITY CORPORATION INTERNATIONAL

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

     The Incentive Plan is administered by a committee of the Company's Board of Directors comprised of non-employee directors (the "Committee"). Stock options granted under the Incentive Plan may be either nonqualified stock options, or may qualify as incentive stock options. The exercise price of any stock option may not be less than the fair market value of the underlying common stock as of the date of grant. Except for the deferred compensation agreements with certain employees of the Company's cemetery operations (Note 8), incentive stock options and nonqualified stock options granted under the Incentive Plan are generally exercisable in one-fifth and one-third increments on each of the first five and three anniversaries of the date of grant, respectively, or, in the case of certain options granted to officers of the Company in 1997, based on predetermined prices for the Company's common stock. The Incentive Plan also provides for automatic stock option grants to directors who are not otherwise employed by the Company or its subsidiaries. Upon commencement of service, a non-employee director will receive a nonqualified stock option to purchase 10,000 shares of common stock and continuing non-employee directors annually will receive nonqualified options to purchase an additional 5,000 shares of common stock. Stock options granted to non-employee directors will become exercisable in one-third increments on each of the first three anniversaries of the date of grant.

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

     The Committee may also grant stock unit awards in the form of common stock or units, the value of which is based, in whole or in part, on the value of the common stock. Subject to the provisions of the Incentive Plan, stock unit awards are subject to such terms and conditions as the Committee may determine.

                        EQUITY CORPORATION INTERNATIONAL

     The Company accounts for its stock-based compensation plans in accordance with the disclosure requirements of SFAS No. 123 "Accounting for Stock-Based Compensation" which encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments based on a fair-value method of accounting. The Company has chosen to continue to recognize compensation expense for its stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations.

     The following table summarizes the activity relating to stock options under the Incentive Plan for the years ended December 31 (Share amounts in thousands):

                                 1997                        1996                        1995
                       -------------------------   -------------------------   -------------------------
                                WEIGHTED AVERAGE            WEIGHTED AVERAGE            WEIGHTED AVERAGE
                                 EXERCISE PRICE              EXERCISE PRICE              EXERCISE PRICE
                       SHARES      PER SHARE       SHARES      PER SHARE       SHARES      PER SHARE
                       ------   ----------------   ------   ----------------   ------   ----------------
Outstanding at
  beginning of
  period.............  1,037         $12.96          683         $10.11         548          $ 8.67
  Granted............    580          22.19          363          18.32         248           12.64
  Exercised..........     11           9.07            2           8.67         113            8.67
  Cancelled..........      4          17.59            7          14.20          --              --
                       -----                       -----                        ---
Outstanding at end of
  period.............  1,602         $16.31        1,037         $12.96         683          $10.11
                       =====                       =====                        ===

     The following table summarizes information about stock options outstanding under the Incentive Plan at December 31, 1997. (Share amounts in thousands.)

                                          OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                             ----------------------------------------------   ------------------------------
                               NUMBER        WGTD. AVG     WEIGHTED AVERAGE     NUMBER      WEIGHTED AVERAGE
         RANGE OF            OUTSTANDING     REMAINING      EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
      EXERCISE PRICES        AT 12/31/97   CONTRACT LIFE      PER SHARE       AT 12/31/97      PER SHARE
      ---------------        -----------   -------------   ----------------   -----------   ----------------
$ 8.67 to $10.17...........       522        6.88 Yrs.          $ 8.95            404            $ 8.85
$14.33 to $20.00...........       534             8.54           17.35            208             16.57
$22.25 to $23.75...........       546             9.60           22.33             --                --
                                -----                                             ---
$ 8.67 to $23.75...........     1,602        8.36 Yrs.          $16.31            612            $11.48
                                =====                                             ===

     At December 31, 1996, options were outstanding at prices ranging from $8.67 to $19.67 per share, of which approximately 319,000 were immediately exercisable.

     At December 31, 1995, options were outstanding at prices ranging from $8.67 to $14.33 per share, of which 123,000 were immediately exercisable.

     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1997, 1996 and 1995, respectively: dividend yield of 0.0% for all years; expected volatility of 21.85% for 1997 and 21.32% for 1996 and 1995; risk-free interest rates are different for each grant and range from 5.94% to 6.54% for grants made in 1997 and from 5.28% to 6.99% for grants made in 1996; and the expected lives of the options range from 5 to 6 years for all grants. The weighted average fair value of the options granted during the years ended December 31, 1997, 1996 and 1995 was $8.05, $5.90 and $4.05 per share, respectively.

  Employee Stock Purchase Plan

     In May 1997, the stockholders of the Company approved the Equity Corporation International 1997 Employee Stock Purchase Plan ("ESPP"), whereby the Company is authorized to issue up to 500,000 shares

                        EQUITY CORPORATION INTERNATIONAL
of Common Stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the ESPP, employees may choose at the beginning of each six-month Option Period, as defined, to have up to 10 percent of their Base Earnings withheld to purchase the Company's Common Stock at a discount by exercising stock options granted under the ESPP. The purchase price for the Common Stock is 85 percent of the market value of the Common Stock, as defined. The Company sold a total of 18,684 shares of Common Stock under the ESPP in 1997 at exercise prices ranging from $17.43 to $19.66 per share. There were no outstanding options under the ESPP at December 31, 1997.

     The fair value of each stock option granted under the ESPP is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1997: dividend yield of 0.0%; expected volatility of 21.85%; risk-free interest rate at date of grants of 5.30%; and the expected lives of the options under the ESPP is six months. The weighted average fair value of the options granted under the ESPP for the year ended December 31, 1997, was $7.43 per share.

     Had compensation cost for the Company's Incentive Plan and ESPP been determined in accordance with SFAS 123, the Company's net income and earnings per share amounts would have been as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           1997       1996      1995
                                                          -------    ------    ------
Net income..............................................  $13,766    $9,949    $6,222
Earnings per share:
  Basic.................................................  $  0.67    $ 0.56    $ 0.42
  Assuming full dilution................................  $  0.66    $ 0.55    $ 0.42

     The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts.

8. INCENTIVE ARRANGEMENTS AND EMPLOYEE BENEFIT PLANS

     The Company has entered into deferred compensation agreements pursuant to which certain qualified employees of its cemetery operations may earn incentive cash compensation based upon performance goals established for individual employees. The incentive amount for each employee vests over a ten-year period, initially with 30% vesting on the third anniversary of the determination date and an additional 10% vesting on each anniversary thereafter until full vesting on the tenth anniversary. All of the deferred compensation agreements were amended during 1996 and 1995 to provide that vested amounts as of an employee's determination date in 1995 would be satisfied by a cash payment and unvested amounts as of such date would be satisfied by the issuance of 62,578 shares of restricted stock in the aggregate. The restrictions generally lapse over the employees' original vesting period as discussed above. Additionally, achievement of performance goals for 1995 and beyond result in a combination of deferred cash bonus and stock option awards generally vesting after the fourth year of grant. At December 31, 1997, amounts granted under these deferred compensation agreements aggregated approximately $1,814, of which approximately $702 was accrued.

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

                        EQUITY CORPORATION INTERNATIONAL

9. EARNINGS PER SHARE

     The Company adopted the provisions of SFAS No. 128, "Earnings per Share," effective January 1, 1997. All prior periods presented have been restated to conform to the new requirements. A reconciliation of the numerators and denominators of the basic and diluted per-share computations for net income follows:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1997       1996       1995
                                                        -------    -------    -------
Income (numerator)
  Net income..........................................  $14,699    $10,326    $ 6,236
                                                        =======    =======    =======
Shares (denominator)
  Shares -- basic.....................................   20,597     17,781     14,699
  Options.............................................      333        269        135
  Other...............................................       22         18          1
                                                        -------    -------    -------
  Shares -- diluted...................................   20,952     18,068     14,835
                                                        =======    =======    =======
Earnings per share:
  Basic...............................................  $  0.71    $  0.58    $  0.42
                                                        =======    =======    =======
  Diluted.............................................  $  0.70    $  0.57    $  0.42
                                                        =======    =======    =======

     Options to purchase an aggregate 546,000 shares of common stock at exercise prices ranging from $22.25 per share to $23.75 per share were excluded from the calculation of diluted earnings per share for 1997 because their effect would have been antidilutive. The options, which expire on dates ranging from May 2007, to December 2007, were still outstanding at December 31, 1997.

     The Debentures issued in February 1998 (Note 6) would have had an antidilutive effect on diluted earnings per share for all periods presented assuming conversion on a pro forma basis.

10. SUPPLEMENTARY INFORMATION

     The detail of certain balance sheet accounts, at December 31, was as follows:

                                                               1997       1996
                                                              -------    -------
Receivables and allowances:
  Trade.....................................................  $15,792    $ 9,053
  Other.....................................................    1,768      1,413
                                                              -------    -------
                                                               17,560     10,466
  Less allowance for bad debts..............................    2,148      1,416
                                                              -------    -------
                                                              $15,412    $ 9,050
                                                              =======    =======
Long-term:
  Installment contracts.....................................  $40,302    $31,096
  Cemetery merchandise receivables..........................   26,194     14,316
                                                              -------    -------
                                                               66,496     45,412
Less:
  Allowance for contract cancellations......................    4,046      2,669
  Unearned finance charges..................................    7,057      5,517
                                                              -------    -------
                                                              $55,393    $37,226
                                                              =======    =======

                        EQUITY CORPORATION INTERNATIONAL

     Interest rates on installment contracts range from 12.5% to 14.5%, at December 31, 1997.

                                                                1997       1996
                                                              --------    -------
Inventories:
  Caskets...................................................  $  4,961    $ 3,364
  Interment rights..........................................       715        456
  Mausolea and lawn crypts..................................       751        759
  Other.....................................................     2,707      1,450
                                                              --------    -------
                                                              $  9,134    $ 6,029
                                                              ========    =======
Property, plant and equipment:
  Land......................................................  $ 18,259    $11,384
  Buildings and improvements................................    64,716     39,135
  Equipment.................................................    26,099     16,691
                                                              --------    -------
                                                               109,074     67,210
  Less accumulated depreciation and amortization............    14,390      9,947
                                                              --------    -------
                                                              $ 94,684    $57,263
                                                              ========    =======
Accounts payable and accrued liabilities:
  Trade.....................................................  $  5,133    $ 2,427
  Compensation..............................................     2,463      1,868
  Interest..................................................     2,119        342
  Other.....................................................     4,362      2,306
                                                              --------    -------
                                                              $ 14,077    $ 6,943
                                                              ========    =======

11. COMMITMENTS AND CONTINGENCIES

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

     Rent expense for the years ended December 31, 1997, 1996 and 1995 was approximately $2,200, $1,541 and $1,658, respectively.

  Agreements

     The Company has entered into various employment, consulting, and noncompetition agreements with key employees and former owners of businesses acquired. These agreements are generally for five to fifteen years and provide for payments either at the date of the agreement or in future annual, semi-annual, or monthly installments. The aggregate amounts remaining to be paid in future periods if all such commitments are fulfilled by all parties was approximately $48,044 at December 31, 1997.

                        EQUITY CORPORATION INTERNATIONAL

     Future minimum payments under noncancelable operating leases with initial or remaining terms of one or more years and the employment, consulting and noncompetition agreements discussed above consisted of the following at December 31, 1997:

                                                              LEASES     AGREEMENTS
                                                              -------    ----------
1998........................................................  $ 1,687     $11,062
1999........................................................    1,570       9,505
2000........................................................    1,426       8,101
2001........................................................    1,123       6,298
2002........................................................      980       3,977
Thereafter..................................................    3,520       9,101
                                                              -------     -------
          Total minimum obligations.........................  $10,306     $48,044
                                                              =======     =======

     The Company has additionally secured employment agreements with various officers of the Company. The agreements generally provide for the employee's annual base salary and bonus participation. The agreements also generally provide for one year noncompetition agreements and severance payments of up to one year's salary in the event the employee is terminated without cause. In August 1997, the Company entered into severance agreements with its executive officers that provide for certain benefits in the event that an executive officer is terminated in connection with a Change in Control of the Company, as defined in the agreements.

  Year 2000

     The year 2000 issue is the result of computer programs using two digits to define the applicable year rather than four. Any programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. A computer system which is not year 2000 compliant would not be able to correctly process certain data, or, in extreme situations, system failure could result.

     As part of the Company's continuing program to update its information systems in anticipation of future growth, the Company is currently involved in the installation of year 2000 compliant software for its cemetery corporate operations and is evaluating software systems for its cemetery operations at the field level. The Company has also recently purchased year 2000 compliant software to be used for its funeral corporate and field operations and expects to have year 2000 compliant software in place for substantially all of its operations by mid-year 1999. As part of its initial assessment of its year 2000 exposure, the Company has identified certain critical path items and has developed a timetable for the completion of these projects in a timely manner. In the event that year 2000 compliant software is not in place on a timely basis, however, the Company's results of operations could be adversely affected.

     The Company has also made inquiries of certain of its vendors to determine what impact, if any, their year 2000 compliance exposure might have on the Company's operations and has received assurances that the vendors' systems are or will be year 2000 compliant in a timely manner. Accordingly, the Company does not expect the year 2000 issue in regard to its vendors' operations to have a material effect on its financial position, results of operations or cash flows.

  Litigation

     The Company and certain of its subsidiaries are parties to a number of legal proceedings that have arisen in the ordinary course of business. While the outcome of these proceedings cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the Company.

                        EQUITY CORPORATION INTERNATIONAL

12. CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

  Credit Risk

     The Company maintains cash balances at financial institutions located throughout the United States which are insured by the Federal Deposit Insurance Corporation up to $100 at each institution. The Company accounts at these institutions, at times, may exceed the federally insured limits. The Company has not experienced any losses in such accounts.

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

     The carrying amounts of cash and cash equivalents, receivables and accounts payable approximate fair values due to the short term maturities of these instruments. The carrying amounts of the Company's fixed rate long-term borrowings, totaling $15,274 and $13,867 at December 31, 1997 and 1996, respectively, approximate their fair value, because their interest rates approximate rates currently available for debt securities with similar terms.

     The carrying amounts under the Company's Credit Facility approximates fair value because the rate on this agreement is variable, based on current market. It is not practicable to estimate the fair value of receivables due on cemetery contracts without incurring excessive costs because of the large number of individual contracts with varying terms. The carrying amounts of preneed funeral contracts and the related deferred preneed funeral revenues approximate their fair value.

13. MAJOR SEGMENTS OF BUSINESS

     The Company conducts its funeral and cemetery operations throughout the United States and in one Canadian province. The Company's Canadian operations are not considered material to the Company's funeral operations.

     Operating and financial data for the Company's operating segments follows:

                                            FUNERAL    CEMETERY   CORPORATE   CONSOLIDATED
                                            --------   --------   ---------   ------------
Net revenues:
  1997....................................  $ 88,834   $ 46,239    $    --      $135,073
  1996....................................    56,939     35,035         --        91,974
  1995....................................    36,261     27,740         --        64,001
Operating expenses:
  1997....................................  $ 65,754   $ 31,659    $ 7,560      $104,973
  1996....................................    40,939     24,898      5,848        71,685
  1995....................................    27,442     19,263      4,782        51,487

                        EQUITY CORPORATION INTERNATIONAL

                                            FUNERAL    CEMETERY   CORPORATE   CONSOLIDATED
                                            --------   --------   ---------   ------------
Income from operations:
  1997....................................  $ 23,080   $ 14,580    $(7,560)     $ 30,100
  1996....................................    16,000     10,137     (5,848)       20,289
  1995....................................     8,819      8,477     (4,782)       12,514
Identifiable assets:
  1997....................................  $496,267   $207,775    $13,658      $717,700
  1996....................................   294,373    134,229     15,289       443,891
  1995....................................   177,412    119,566      8,181       305,159
Depreciation and amortization:
  1997....................................  $  6,411   $  1,605    $   412      $  8,428
  1996....................................     3,358      1,118        325         4,801
  1995....................................     2,082      1,107        269         3,458
Capital expenditures:
  1997....................................  $  6,717   $  5,090    $   714      $ 12,521
  1996....................................     4,580      2,997        741         8,318
  1995....................................     5,442      1,380        869         7,691
Number of operating locations at:
  December 31, 1997.......................       259         76         --           335
  December 31, 1996.......................       178         64         --           242
  December 31, 1995.......................       119         61         --           180

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                          FIRST    SECOND     THIRD    FOURTH
                                                         -------   -------   -------   -------
1997
  Net revenues.........................................  $32,254   $30,912   $33,151   $38,756
  Gross profit.........................................   10,000     8,335     8,442    10,883
  Net income...........................................    4,490     3,056     3,174     3,979
  Earnings per share:
     Basic.............................................  $  0.22   $  0.15   $  0.15   $  0.19
     Assuming full dilution............................  $  0.22   $  0.15   $  0.15   $  0.19
1996
  Net revenues.........................................  $23,080   $21,526   $21,052   $26,316
  Gross profit.........................................    7,386     6,134     5,243     7,374
  Net income...........................................    2,237     2,645     2,112     3,332
  Earnings per share:(1)
     Basic.............................................  $  0.15   $  0.15   $  0.11   $  0.17
     Assuming full dilution............................  $  0.15   $  0.14   $  0.11   $  0.17

---------------

(1) Earnings per share for 1996 quarters reflect the effects of a 3-for-2 stock split in October 1996.

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

Houston, Texas
March 5, 1998

                        EQUITY CORPORATION INTERNATIONAL

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                        ADDITIONS
                                                 ------------------------
                                     BALANCE     CHARGED TO   CHARGED TO                 BALANCE AT
                                    BEGINNING    COSTS AND       OTHER                      END
           DESCRIPTION               OF YEAR      EXPENSES    ACCOUNTS(1)   DEDUCTIONS    OF YEAR
           -----------              ---------    ----------   -----------   ----------   ----------
Year ended December 31, 1997:
  Allowance for bad debts and
     Contract cancellations.......  $4,085,206   $6,250,451   $1,269,631    $5,411,263   $6,194,025
                                    ==========   ==========   ==========    ==========   ==========
Year ended December 31, 1996:
  Allowance for bad debts and
     Contract cancellations.......  $2,815,081   $3,741,729   $  940,201    $3,411,805   $4,085,206
                                    ==========   ==========   ==========    ==========   ==========
Year ended December 31, 1995:
  Allowance for bad debts and
     Contract cancellations.......  $2,294,843   $3,217,125   $  617,754    $3,314,641   $2,815,081
                                    ==========   ==========   ==========    ==========   ==========

---------------

(1) Relates to valuation allowance established at acquired companies on the date of acquisitions.

                                 EXHIBIT INDEX

      EXHIBIT NO,                                DESCRIPTION
      -----------                                -----------
            3.1+         -- Amended and Restated Certificate of Incorporation (filed as Exhibit 4.1 to the Company's Registration Statement on
                            Form S-8 (Reg. No. 33-98052))
            3.2+         -- Amended and Restated Bylaws (filed as Exhibit 4.3 to the
                            Company's Registration Statement on Form S-8 (Reg. No.
                            33-98052))
            4.1+         -- Form of Certificate representing shares of Common Stock
                            (filed as Exhibit 4.1 to the Company's Registration
                            Statement on Form S-1 (Reg. No. 33-82546))
            4.2+         -- Stockholder Rights Agreement, dated October 31, 1994,
                            between the Company and American Stock Transfer & Trust
                            Company, as Rights Agent (filed as Exhibit 4.2 to the
                            Company's Annual Report on Form 10-K for the year ended
                            December 31, 1994)
            4.3+         -- Certificate of Designation of the Series One Junior
                            Participating Preferred Stock (filed as Exhibit 4.2 to
                            the Company's Registration Statement on Form S-8 (Reg.
                            No. 33-98052))
            4.4+         -- First Amendment to Stockholder Rights Agreement, dated
                            September 10, 1996, between the Company and American
                            Stock Transfer & Trust Company, as Rights Agent (filed as
                            Exhibit 6 to the Company's Registration Statement on Form
                            8-A/A (Amendment No. 2)).
            4.5+         -- Registration Agreement, dated December 22, 1995, among
                            Equity Corporation International, Investment Capital
                            Corporation and Service Corporation International (filed
                            as Exhibit 4.1 to the Company's Registration Statement on
                            Form S-3 (Reg. No. 33-80841))
           10.1+*        -- Employment Agreement, dated February 1, 1994, between the
                            Company and James P. Hunter, III (filed as Exhibit 10.1
                            to the Company's Registration Statement on Form S-1 (Reg.
                            No. 33-82546))
           10.2+*        -- Employment Agreement, dated March 7, 1994, between the
                            Company and Jack D. Rottman (filed as Exhibit 10.4 to the
                            Company's Registration Statement on Form S-1 (Reg. No.
                            33-82546))
           10.3+*        -- Employment Agreement, dated July 22, 1994, between the
                            Company and Billy C. Wells (filed as Exhibit 10.5 to the
                            Company's Registration Statement on Form S-1 (Reg. No.
                            33-82546))
           10.4+*        -- Employment Agreement, dated February 1, 1995, between the
                            Company and W. Cardon Gerner (filed as Exhibit 10.23 to
                            the Company's Annual Report on Form 10-K for the year
                            ended December 31, 1994)
           10.5+*        -- Employment Agreement, dated April 8, 1996 between the
                            Company and William C. McNamara (filed as Exhibit 99.2 to
                            the Company's report on Form 8-K filed on May 3, 1996)
           10.6+*        -- Stockholder's Agreement, dated June 30, 1994, between the
                            Company and Jack D. Rottman (filed as Exhibit 10.7 to the
                            Company's Registration Statement on Form S-1 (Reg. No.
                            33-82546))
           10.7+         -- Stock Registration Agreement, dated February 1, 1994,
                            among the Company and Investment Capital Corporation,
                            James P. Hunter, III and Robert W. Loftis (filed as
                            Exhibit 10.10 to the Company's Registration Statement on
                            Form S-1 (Reg. No. 33-82546))
           10.8+         -- First Amendment to Stock Registration Agreement, dated
                            September 1, 1994, among the Company and Investment
                            Capital Corporation, Kanawha, L.L.C., James P. Hunter,
                            III and Robert W. Loftis (filed as Exhibit 10.11 to the
                            Company's Registration Statement on Form S-1 (Reg. No.
                            33-82546))

      EXHIBIT NO,                                DESCRIPTION
      -----------                                -----------
           10.9+         -- Second Amendment to Stock Registration Agreement, dated
                            May 31, 1995, among the Company and James P. Hunter, III,
                            Investment Capital Corporation, Kanawha, L.L.C., The
                            Loftis Foundation, Inc. and Robert Wayne Loftis (filed as
                            Exhibit 10.12 to the Company's Registration Statement on
                            Form S-1 (Reg. No. 33-92876))
           10.10+*       -- Equity Corporation International Amended and Restated
                            1994 Long-Term Incentive Plan, amended as of October,
                            1996 (filed as Exhibit 10.10 to the Company's Annual
                            Report on Form 10-K for the year ended December 31, 1996)
           10.11*        -- Amendment to Amended and Restated Equity Corporation
                            International 1994 Long-Term Incentive Plan, dated May
                            21, 1997
           10.12+*       -- Form of Incentive Stock Option Agreement for Executive
                            Officers under the 1994 Long-Term Incentive Plan (filed
                            as Exhibit 10.13 to the Company's Annual Report on Form
                            10-K for the year ended December 31, 1994)
           10.13+*       -- Form of Non-Qualified Employee Stock Option Agreement for
                            Executive Officers under 1994 Long-Term Incentive Plan
                            (filed as Exhibit 10.14 to the Company's Annual Report on
                            Form 10-K for the year ended December 31, 1994)
           10.14+*       -- Form of Non-Qualified Stock Option Agreement for
                            employees under the 1994 Long-Term Incentive Plan (filed
                            as Exhibit 10.12 to the Company's Annual Report on Form
                            10-K for the year ended December 31, 1995)
           10.15+*       -- Form of Non-Qualified Employee Stock Option Agreement for
                            employees of the Cemetery Division under the 1994
                            Long-Term Incentive Plan (filed as Exhibit 10.13 to the
                            Company's Annual Report on Form 10-K for the year ended
                            December 31, 1995)
           10.16+*       -- Form of Non-Qualified Stock Option Agreement for
                            Non-Employee Directors under the 1994 Long-Term Incentive
                            Plan (filed as Exhibit 10.15 to the Company's Annual
                            Report on Form 10-K for the year ended December 31, 1994)
           10.17*        -- Form of Non-Qualified Employee Stock Option Agreement for
                            Executive Officers under the 1994 Long-Term Incentive
                            Plan, dated August 14, 1997
           10.18+*       -- Option #2 of Amendment and Restatement of Agreement
                            between ECI Cemetery Services, Inc. and certain employees
                            concerning replacement of former deferred compensation
                            arrangements with restricted stock award programs (filed
                            as Exhibit 10.15 to the Company's Annual Report on Form
                            10-K for the year ended December 31, 1995)
           10.19+*       -- Option #3 of Amendment and Restatement of Agreement
                            between ECI Cemetery Services, Inc. and certain employees
                            concerning replacement of former deferred compensation
                            arrangements with restricted stock award programs (filed
                            as Exhibit 10.16 to the Company's Annual Report on Form
                            10-K for the year ended December 31, 1995)
           10.20+        -- Form of Indemnification Agreement with Executive Officers and Directors (filed as Exhibit 10.13 to the Company's
                            Registration Statement on Form S-1 (Reg. No. 33-82546))
           10.21*        -- Form of Executive Severance Agreement dated effective
                            August 14, 1997.
           10.22+*       -- Equity Corporation International 1997 Employee Stock
                            Purchase Plan (filed as Exhibit 4.7 to the Company's
                            Registration Statement on Form S-8 (Reg. No. 333-25303))
           10.23+*       -- Consulting Agreement, dated as of September 12, 1996,
                            between the Company and James P. Hunter, III (filed as
                            Exhibit 10.25 to the Company's Annual Report on Form 10-K
                            for the year ended December 31, 1996)

      EXHIBIT NO,                                DESCRIPTION
      -----------                                -----------
           10.24+        -- Amended and Restated Credit Agreement, dated September 2,
                            1997, among the Company, the Banks named therein and
                            NationsBank of Texas, N.A., as Agent for the Banks (filed
                            as Exhibit 10.1 to the Company's Quarterly Report on Form
                            10-Q for the quarterly period ended September 30, 1997)
           21.1          -- List of Subsidiaries as of December 31, 1997
           23.1          -- Consent of Coopers & Lybrand L.L.P.
           24.1          -- A power of attorney, pursuant to which amendments to this
                            Report may be filed, is included on the signature page
                            contained in Part IV of this Report
           27            -- Financial Data Schedule
           27.1          -- Restated Financial Data Schedules

---------------

+ Incorporated herein by reference to the indicated filing.

* Management contract or compensatory plan.