Form 10-Q
period 1998-03-31
EQUITY CORP INTERNATIONAL
filed 1998-05-18
CIK 928155

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

                      For the period ended March 31, 1998

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

The number of shares of the registrant's Common Stock outstanding as of May 11, 1998 was 21,403,716.

------------------------------------------------------------------------------

                       EQUITY CORPORATION INTERNATIONAL
                                     INDEX

                                                                          Page
Part I.  Financial Information                                            ----

         Item 1. Financial Statements (Unaudited)

                 Consolidated Balance Sheet
                    March 31, 1998 and December 31, 1997.....................3

                 Consolidated Statement of Operations
                    Three Months Ended March 31, 1998 and 1997...............4

                 Consolidated Statement of Cash Flows
                    Three Months Ended March 31, 1998 and 1997...............5

                 Consolidated Statement of Stockholders' Equity
                    Three Months Ended March 31, 1998........................6

                 Notes to the Consolidated Financial Statements..............7

         Item 2. Management's Discussion and Analysis of Results of
                 Operations and Financial Condition.........................11

Part II. Other Information

         Item 6. Exhibits and Reports on Form 8-K...........................16

Signature...................................................................17


FORWARD-LOOKING-STATEMENTS
This Form 10-Q includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements contained herein other than statements of historical fact are forward-looking statements. When used in this Form 10-Q, the words "anticipate", "believe", "estimate" and "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect the Company's current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including competition for and availability of funeral home and cemetery acquisitions, the ability of the Company to successfully implement its revenue enhancement and cost containment programs at acquired funeral homes and cemeteries, the Company's ability to retain key management personnel and to continue to attract and retain skilled funeral home and cemetery management personnel, state and federal regulations, changes in the death rate or acceleration of the trend towards cremation, availability and cost of capital and general industry and economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                       EQUITY CORPORATION INTERNATIONAL
                          CONSOLIDATED BALANCE SHEET
                                 (Unaudited)

                                                         March 31,   Dec. 31,
(In thousands, except share data)                          1998        1997
------------------------------------------------------------------------------
                      ASSETS
Current assets:
   Cash and cash equivalents..........................   $  10,167   $   8,039
   Receivables, net of allowances.....................      20,078      15,412
   Inventories........................................       9,921       9,134
   Other..............................................       2,437       2,181
                                                         ---------   ---------
      Total current assets............................      42,603      34,766

Preneed funeral contracts.............................     254,919     235,891
Cemetery properties, at cost..........................     116,873     117,087
Long-term receivables, net of allowances..............      58,146      55,393
Property, plant and equipment, at cost (net)..........     111,145      94,684
Deferred charges and other assets.....................      25,855      24,284
Names and reputations (net)...........................     194,540     155,595
                                                         ---------   ---------
      Total assets....................................   $ 804,081   $ 717,700
                                                         =========   =========

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities...........   $  14,303   $  14,077
   Income taxes payable...............................       2,702          51
   Current maturities of long-term debt...............         833         858
   Deferred income taxes..............................       2,264       2,114
                                                         ---------   ---------
      Total current liabilities.......................      20,102      17,100

Deferred preneed funeral contract revenues............     261,210     242,185
Convertible subordinated debentures...................     143,750          --
Long-term debt........................................      80,295     171,303
Deferred cemetery costs...............................      26,961      27,224
Deferred income taxes.................................      31,593      31,106
Other liabilities.....................................       1,906       2,250
Commitments and contingencies.........................
Stockholders' equity:
   Preferred stock....................................          --          --
   Common stock, $.01 par value; 50,000,000 shares
      authorized; 21,397,048 and 21,119,362 shares issued
      and outstanding in 1998 and 1997, respectively..         214         211
   Capital in excess of par value.....................     198,168     191,902
   Retained earnings..................................      39,944      34,502
   Accumulated other comprehensive income.............         (62)        (83)
                                                         ---------   ---------
      Total stockholders' equity......................     238,264     226,532
                                                         ---------   ---------
      Total liabilities and stockholders' equity......   $ 804,081   $ 717,700
                                                         =========   =========


The accompanying notes are an integral part of the consolidated financial statements.

                       EQUITY CORPORATION INTERNATIONAL
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                 (Unaudited)

                                            Three months ended March 31,
(In thousands, except per share data)           1998           1997
---------------------------------------------------------------------
Net revenues:
   Funeral.................................. $ 32,792        $ 20,449
   Cemetery.................................   14,409          10,131
   Other....................................       --           1,674
                                             --------        --------
                                               47,201          32,254

Cost and expenses:
   Funeral..................................   22,789          14,294
   Cemetery.................................    9,894           7,036
   Other....................................       --             924
                                             --------        --------
                                               32,683          22,254
                                             --------        --------
Total gross profit..........................   14,518          10,000

General and administrative
   expenses.................................    2,473           1,735
                                             --------        --------

Operating income............................   12,045           8,265

Interest expense, net.......................    3,123             781
                                             --------        --------

Income before income taxes..................    8,922           7,484

Provision for income taxes..................    3,480           2,994
                                             --------        --------

Net income.................................. $  5,442        $  4,490
                                             ========        ========

Earnings per share:
   Basic.................................... $   0.26        $   0.22
                                             ========        ========
   Diluted.................................. $   0.25        $   0.22
                                             ========        ========

Weighted average number
   of common and equivalent
   shares outstanding:
   Basic....................................   21,167          20,089
                                             ========        ========
   Diluted..................................   23,514          20,412
                                             ========        ========

The accompanying notes are an integral part of the consolidated financial statements.

                        EQUITY CORPORATION INTERNATIONAL
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                  Three months ended March 31,
(In thousands)                                            1998         1997
------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income.........................................  $  5,442     $  4,490
   Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization...................     2,951        1,557
      Provision for bad debts and contract
       cancellations..................................     2,066        1,272
      Gain on sale of assets..........................       (38)        (765)
      Deferred income taxes...........................       500          770
   Changes in assets and liabilities, net of effects
    from acquisitions:
     Receivables......................................    (8,377)      (3,751)
     Inventories......................................      (106)         (32)
     Other current assets.............................      (234)         369
     Other long-term assets...........................      (604)        (546)
     Accounts payable and accrued liabilities.........       330          284
     Income taxes payable.............................     2,650        1,501
     Preneed funeral contracts and associated
      deferred revenues...............................        (2)        (171)
                                                        --------     --------

        Net cash provided by operating activities.....     4,578        4,978
                                                        --------     --------

Cash flows from investing activities:
   Capital expenditures...............................    (4,591)      (2,247)
   Proceeds from sale of assets.......................       148           50
   Acquisitions, net of cash acquired.................     1,802      (14,610)
                                                        --------     --------

        Net cash used in investing activities.........    (2,641)     (16,807)
                                                        --------     --------
Cash flows from financing activities:
   Issuance of convertible debentures, net............   139,134           --
   Net proceeds from issuance of common stock.........       142       22,131
   Borrowings on long-term debt.......................     6,413           --
   Payments on long-term debt.........................  (145,498)     (18,153)
                                                        --------     --------

        Net cash provided by financing
         activities...................................       191        3,978
                                                        --------     --------

Increase (decrease) in cash and cash equivalents......     2,128       (7,851)
Cash and cash equivalents at beginning of period......     8,039       12,654
                                                        --------     --------

Cash and cash equivalents at end of period............  $ 10,167     $  4,803
                                                        ========     ========

The accompanying notes are an integral part of the consolidated financial statements.

                        EQUITY CORPORATION INTERNATIONAL
                 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                           (Unaudited)

                                                                            ACCUMULATED
                                     COMMON STOCK    CAPITAL IN                OTHER
                                 -------------------  EXCESS OF  RETAINED  COMPREHENSIVE  STOCKHOLDERS'
(In thousands,except share data)   SHARES    AMOUNT   PAR VALUE  EARNINGS      INCOME        EQUITY
                                 ----------  ------  ----------  --------   -----------  -------------
Balance, December 31, 1997.....  21,119,362  $  211  $  191,902  $ 34,502   $      (83)   $  226,532

  Comprehensive income:
     Net income................          --      --          --     5,442           --         5,442
     Foreign currency
      translation adjustment...          --      --          --        --           21            21
                                                                 --------    ---------    ----------
        Total..................          --      --          --     5,442           21         5,463
                                                                 --------    ---------    ----------
  Common stock issued:
     Acquisitions..............     266,211       3       6,124        --           --         6,127
     Option exercises..........      11,475      --         142        --           --           142
                                 ----------  ------   ---------  --------    ---------    ----------
Balance, March 31, 1998........  21,397,048  $  214   $ 198,168  $ 39,944    $     (62)   $  238,264
                                 ==========  ======   =========  ========    =========    ==========


The Company's comprehensive income for the three months ended March 31, 1997 consisted solely of net income.

The accompanying notes are an integral part of the consolidated financial statements.

                       EQUITY CORPORATION INTERNATIONAL
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - Unaudited
               (Dollars in thousands, except per share amounts)

1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include the accounts of Equity Corporation International and all majority owned subsidiaries (the "Company") and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information in the notes to the consolidated financial statements normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to these rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods presented have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year. Capitalized terms not defined herein have the meanings as defined in the notes to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

2. ACQUISITIONS
The following table is a summary of acquisitions made during the three months ended March 31, 1998 and 1997:

                               1998            1997
---------------------------------------------------
Number acquired:
   Funeral homes........         36              19
   Cemeteries...........         --               3
Purchase price..........    $56,792         $29,752

The purchase price for these acquisitions consisted of cash, Common Stock and debt issued or assumed. Also included in the 1997 purchase price is $924 which represents the net book value of funeral home assets exchanged for one of the acquired cemeteries (Note 5). The excess of purchase price over the fair value of assets acquired and liabilities assumed is included in Names and reputations
(net) on the Consolidated Balance Sheet and will be amortized over a 40-year period. In connection with acquisitions, the Company enters into customary employment, consulting and noncompetition agreements with certain employees and former owners of the businesses acquired. In certain situations, the Company will prepay a portion of the noncompetition agreements and amortize such prepayments on a straight-line basis over the terms of the agreements. The purchase prices indicated above do not include $250 and $62 for noncompetition agreements which were prepaid to individuals related to businesses acquired in 1998 and 1997, respectively. The acquisitions have been accounted for as purchases and their operating results have been included since their respective dates of acquisition.

The net effect of acquisitions (including the exchange discussed above) on the Consolidated Balance Sheet was as follows:

                                                  Three months ended March 31,
(In thousands)                                              1998        1997
------------------------------------------------------------------------------
Current assets........................................  $   2,126   $   1,341
Preneed funeral contracts.............................     16,518      12,424
Long-term receivables.................................         --       5,708
Cemetery properties...................................         --       7,804
Property, plant and equipment.........................     13,586       5,601
Deferred charges and other assets.....................     (3,103)       (168)
Names and reputations.................................     40,347      14,885
Current liabilities...................................       (125)       (790)
Deferred preneed funeral contract revenues............    (16,518)    (12,383)
Long-term debt........................................    (48,052)    (10,653)
Deferred cemetery costs...............................         --      (5,018)
Deferred income taxes.................................       (137)         --
Common stock issued...................................     (6,127)     (3,367)
                                                        ---------   ---------
   Total..............................................     (1,485)     15,384
   Less cash acquired.................................        317         774
                                                        ---------   ---------
   Cash (acquired from) used for acquisitions.........  $  (1,802)  $  14,610
                                                        =========   =========

The following represents the unaudited pro forma results of operations for the three months ended March 31, 1998 and 1997, assuming the above noted acquisitions and exchange had occurred as of January 1, 1997:

(In thousands, except per share data)                   1998         1997
------------------------------------------------------------------------------
Net revenues..........................................  $  49,788    $  38,423
Net income............................................      5,577        4,897
Earnings per common and equivalent share:
   Basic............................................... $    0.26    $    0.24
                                                        =========    =========
   Diluted............................................. $    0.25    $    0.24
                                                        =========    =========

3. PRENEED FUNERAL CONTRACTS AND DEFERRED PRENEED FUNERAL CONTRACT REVENUES
The Company sells preneed funeral contracts through various programs providing for future funeral services at prices prevailing when the agreement is signed. These contracts are included in the Consolidated Balance Sheet as Preneed funeral contracts. Payments on these contracts are generally placed in trust (pursuant to state law) or are used to pay premiums on life insurance policies issued by third party insurers. When the services are performed, approximately $113,281 and $104,523 will be funded by trusts and approximately $141,638 and $131,368 will be funded by insurance policies as of March 31, 1998 and December 31, 1997, respectively. Accumulated earnings from trust funds and increasing insurance benefits have been included to the extent that they have accrued through March 31, 1998 and December 31, 1997, respectively. The cumulative total has been reduced by allowable cash withdrawals for trust earning distributions and amounts retained by the Company pursuant to various state laws. At March 31, 1998 and December 31, 1997, the amounts collected and held in trusts, at cost, which approximates market, were approximately $101,517 and $93,900, respectively. The amounts in trusts and all life insurance policies are generally transferred to the customer upon contract cancellation.

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

4. DEBT
The Company maintains a revolving credit agreement with a group of banks that provides for a $225,000 line of credit to be used for acquisition financing and general corporate purposes. The Tranche A commitments under the Credit Facility provide for $150,000 of borrowings outstanding at any one time expiring September 2, 2002. The Tranche B commitments under the Credit Facility provide for $75,000 of borrowings outstanding at any one time expiring September 1, 1998, subject to annual renewal options. Borrowings under the Credit Facility bear interest, at the Company's option, at either (i) the prime rate or (ii) the London Interbank Offered Rate plus an applicable margin, depending on the Company's Leverage Ratio, as defined. In addition, the Company pays a commitment fee on unused funds. The weighted average interest rates on amounts borrowed under the Credit Facility were 6.63% and 6.83% at March 31, 1998 and December 31, 1997, respectively. The Credit Facility contains customary restrictive covenants requiring the Company to maintain certain financial ratios, is guaranteed by substantially all of the Company's subsidiaries and is collateralized by a pledge of stock of certain of the Company's subsidiaries. The Credit Facility will permit the payment of dividends on the Company's Common Stock only to the extent the Company maintains a specified net worth. Balances outstanding under the Credit Facility totaled $68,168 and $156,700 at March 31, 1998 and December 31, 1997, respectively.

In February 1998, the Company completed the private placement of $143,750 aggregate principal amount of 4.5% convertible subordinated debentures due 2004 (the "Debentures") including approximately $18,750 related to the exercise of the over-allotment option granted by the Company to the underwriters. The Debentures mature on December 31, 2004, are convertible into shares of the Company's Common Stock at a conversion price of $27.09 per share and may not be redeemed by the Company prior to February 26, 2001. The net proceeds to the Company from this private placement were used to pay down the Credit Facility. Selling commissions and related expenses incurred in connection with the private placement have been deferred and are being amortized ratably over the term of the Debentures.

5. DISPOSITIONS
During January 1997, the Company acquired a cemetery from Service Corporation International, a former significant stockholder of the Company, in exchange for one of the Company's funeral home facilities. This was a strategic business decision as the acquired cemetery is in close proximity to one of the Company's existing funeral home facilities. In connection with the transaction, the Company received consideration of $1,674, including $250 in cash, and recognized a gain of approximately $750.

6. EARNINGS PER SHARE
The Company reports earnings per share in accordance with the provisions of SFAS No. 128, "Earnings per Share". The prior year period has been restated to conform to the new requirements. A reconciliation of the numerators and denominators of the basic and diluted per-share computations for net income follows:

                                                          Three months ended
                                                               March 31,
(In thousands, except per share data)                      1998        1997
                                                        ---------------------
Income (numerator)
  Net income (Basic)..................................  $   5,442   $   4,490
  Effect of assumed conversion of
    convertible debt..................................        422          --
                                                        ---------   ---------
  Net income assuming conversion (Diluted) ...........  $   5,864   $   4,490
                                                        =========   =========

Shares (denominator)
  Shares - Basic......................................     21,167      20,089
  Options.............................................        334         303
  Convertible debt....................................      1,991          --
  Other...............................................         22          20
                                                        ---------   ---------
  Shares - Diluted....................................     23,514      20,412
                                                        =========   =========

Earnings per share:
  Basic...............................................  $    0.26   $    0.22
                                                        =========   =========
  Diluted.............................................  $    0.25   $    0.22
                                                        =========   =========

The following items were excluded from the calculation of diluted earnings per share for the three months ended March 31, 1998, because their effect on earnings per share would have been antidilutive:

     Options to purchase an aggregate 66,000 shares of common stock at exercise prices ranging from $22.75 per share to $23.75 per share. The options, which expire on dates ranging from May 2007, to December 2007, were still outstanding at March 31, 1998.

     A $2,200 principal amount 5.25% convertible subordinated note due January 29, 2008. This note is convertible into 74,074 shares of Common
     Stock beginning January 29, 2000.

7. RECENT FASB PRONOUNCEMENTS
The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income", effective January 1, 1998. Currently, the Company's components of comprehensive income consist of net income and the foreign currency translation adjustment related to the operations of the Company's Canadian subsidiaries. The Company has elected to report comprehensive income within the statement of stockholders' equity as permitted by SFAS No. 130.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

The Company provides services and products in both the funeral home and cemetery segments of the death care industry. The Company has a growth strategy that emphasizes an aggressive acquisition program and the implementation of revenue enhancement and cost-containment programs. As part of this growth strategy, the Company maintains a separate corporate development department headed by a senior management executive with substantial death care experience. The department is responsible for identifying, evaluating, negotiating and closing acquisitions of funeral homes and cemeteries. With the Company's knowledge of non-metropolitan markets and experienced management team, the Company believes that it is well positioned to take advantage of the continuing consolidation trend in the death care industry. The Company's future results of operations will depend in large part on the Company's ability to continue to make acquisitions on attractive terms and to successfully integrate and manage the acquired properties.


RESULTS OF OPERATIONS

The following is a discussion of the Company's results of operations for the three month periods ended March 31, 1998 and 1997. For purposes of this discussion, funeral homes and cemeteries owned and operated for the entirety of each period being compared are referred to as existing operations. Correspondingly, operations acquired or opened during either period being compared are referred to as acquired operations. All dollar amounts are reported in thousands unless otherwise indicated.

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED
MARCH 31, 1997:
Total net revenues for the three months ended March 31, 1998 increased 46.3% to $47,201 from $32,254 for the three months ended March 31, 1997. The increase in net revenues reflects a $15,932 increase in net revenues attributable to acquired operations and a $689, or 2.4% increase in net revenues from existing operations. The substantial increase in net revenues from acquired operations is due primarily to the full quarter results of the Company's 1997 acquisitions and the partial quarter results of the 36 funeral homes acquired during the three months ended March 31, 1998. The increase in net revenues from existing operations is due primarily to increases in preneed sales at the Company's cemetery operations. Included in net revenues for the three months ended March 31, 1997 are proceeds of $1,674 received in connection with the 1997 acquisition of a cemetery in exchange for one of the Company's funeral homes

Gross profit for the three months ended March 31, 1998 increased 45.2% to $14,518 from $10,000 for the three months ended March 31, 1997. The increase in gross profit is due primarily to a $4,758 increase attributable to acquired operations and $510, or 5.7% increase from existing operations. The increase in gross profit from existing operations was attributable to the increase in preneed cemetery sales noted above, along with improvements in operational efficiencies at both funeral home and cemetery operations. Included in gross profit for the prior year quarter is a $750 gain recorded in connection with the exchange noted above.

FUNERAL HOME SEGMENT. The following table sets forth certain information regarding the net revenues and gross profit of the Company from its funeral home operations during the three months ended March 31, 1998 and 1997.

                                          Three months
                                         ended March 31,          Change
(Dollars in thousands)                   1998      1997      Amount    Percent
------------------------------------------------------------------------------
Net revenues:
   Existing operations.................. $ 19,193  $ 19,351  $   (158)   (0.8)%
   Acquired operations..................   13,599     1,098    12,501       *
                                           ------    ------    ------
      Total funeral net revenues........ $ 32,792  $ 20,449  $ 12,343    60.4%
                                           ======    ======    ======

Gross profit:
   Existing operations.................. $  6,094  $  5,921  $    173     2.9%
   Acquired operations..................    3,909       234     3,675       *
                                           ------    ------    ------
      Total funeral gross profit........ $ 10,003  $  6,155  $  3,848    62.5%
                                           ======    ======    ======

------
*Not meaningful


Total funeral net revenues for the three months ended March 31, 1998 increased
60.4% to $32,792 from $20,449 for the prior year quarter, due primarily to the full quarter results of the Company's 1997 acquisitions. The decrease in revenues from existing operations is primarily attributable to a slight decrease in the number of funeral services performed, offset in part by an increase in the average revenue per funeral service performed.

Total funeral gross profit for the three months ended March 31, 1998 increased
62.5% to $10,003 from $6,155 for the three months ended March 31, 1997. Funeral gross margin improved to 30.5% from 30.1% due to margin improvements achieved from the Company's existing and acquired operations. Funeral gross margin at existing operations improved to 31.8% from 30.6% for the prior year first quarter due primarily to merchandising and cost containment programs initiated by the Company in late 1997.





CEMETERY SEGMENT. The following table sets forth certain information regarding the net revenues and gross profit of the Company from its cemetery operations during the three months ended March 31, 1998 and 1997.


                                          Three months
                                          ended March 31,         Change
(Dollars in thousands)                     1998      1997      Amount  Percent
------------------------------------------------------------------------------
Net revenues:
   Existing operations.................. $ 10,728  $  9,881  $    847    8.6%
   Acquired operations..................    3,681       250     3,431      *
                                           ------    ------    ------
      Total cemetery net revenues....... $ 14,409  $ 10,131  $  4,278   42.2%
                                           ======    ======    ======

Gross profit:
   Existing operations.................. $  3,393  $  3,056  $    337   11.0%
   Acquired operations..................    1,122        39     1,083      *
                                           ------    ------    ------
      Total cemetery gross profit....... $  4,515  $  3,095  $  1,420   45.9%
                                           ======    ======    ======

------
*Not meaningful


Total cemetery net revenues for the three months ended March 31, 1998 increased
42.2% to $14,409 from $10,131 for the prior year quarter, due primarily to the full quarter results of the Company's 1997 acquisitions. Cemetery net revenues attributable to existing operations for the three months ended March 31, 1998 increased 8.6% to $10,728 from $9,881 for the prior year quarter, due primarily to increases in preneed sales. Cemetery gross margin at existing operations increased to 31.6% from 30.9% in 1997 due to operating leverage off of fixed costs, partially offset by increases in selling expenses associated with the increase in preneed sales. Cemetery gross margin for the Company's 1997 cemetery acquisitions improved to 30.5% for the three months ended March 31, 1998, reflecting the success of programs initiated by management to significantly reduce the maturation cycle of new acquisitions. Gross margin for acquired operations have historically been lower than gross margin for the Company's existing operations until they have been operated by the Company long enough to fully implement the preneed marketing programs to leverage off of the maintenance and fixed operating costs which start being incurred immediately after acquisition.

General and administrative expenses for the three months ended March 31, 1998 increased $738, or 42.5% over the three months ended March 31, 1997. This increase resulted primarily from increased personnel and travel costs associated with the Company's continued growth. General and administrative expenses as a percentage of net revenues, excluding the effects of the asset exchange in 1997 noted above, decreased to 5.2% in the three months ended March
31, 1998 from 5.7% in the first quarter of 1997, reflecting increased economies of scale as expenses are spread over a larger revenue base.

Interest expense for the three months ended March 31, 1998 increased to $3,123 from $781 for the three months ended March 31, 1997, due primarily to significantly higher average debt levels. Average indebtedness outstanding for the 1998 first quarter increased to $198.5 million from $46.0 million for the same period in 1997 primarily as a result of acquisition activity coupled with the use of approximately $13.0 million of funds received in connection with an equity offering to pay down the Company's Credit Facility in the first quarter of 1997.

The Company's effective tax rate for the three months ended March 31, 1998 was 39.0% compared to 40.0% for the first quarter of 1997. The Company expects the effective tax rate for income generated in the remainder of 1998 will be approximately 39.0%.



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

Cash and cash equivalents totaled $10.2 million at March 31, 1998, representing an increase of $2.1 million from December 31, 1997. For the three months ended
March 31, 1998, net cash flow provided from operating activities was approximately $4.6 million, cash used in investing activities totaled approximately $2.6 million and cash provided from financing activities amounted to approximately $0.2 million. Significant components of cash flow generated from operating activities include net income adjusted for non-cash items partially offset by an increase in receivables of $8.4 million primarily attributable to a 37.3% increase in preneed cemetery sales which are usually financed on an installment basis over 36 months. Significant components of cash used in investing activities included capital expenditures of $4.6 million related to, among other things, additions and improvements at several funeral home facilities, the acquisition of professional vehicles and maintenance equipment and upgrades to computer systems and peripheral equipment.
Significant components of cash provided by financing activities included (i)
$139.1 million of net proceeds received in February 1998 in connection with the issuance of the Company's convertible subordinated debentures described below and the use of these proceeds to pay down the Company's Credit Facility; and
(ii) borrowings of approximately $6.4 million which were used to extinguish certain seller financed notes and for general corporate purposes.

Long-term debt, including current maturities, at March 31, 1998 totaled $224.9 million as compared to $172.2 million at December 31, 1997. The increase was principally attributable to first quarter acquisition activity. Long-term debt at March 31, 1998 consisted of $143.8 million of convertible subordinated debentures, $68.2 million drawn under the Credit Facility and $12.9 million owed under various notes payable to sellers of funeral homes and cemeteries.

In February 1998, the Company completed an underwritten private placement of $143.8 million aggregate principal amount of 4.5% convertible subordinated debentures (the "Debentures"), including approximately $18.8 million related to the exercise of the over-allotment option granted by the Company to the underwriters. The Debentures mature on December 31, 2004, are convertible into shares of the Company's Common Stock at a conversion price of $27.09 per share, and may not be redeemed by the Company prior to February 26, 2001. The net proceeds from the private placement were used to pay down the Credit Facility.
Selling commissions and related expenses incurred in connection with the private placement have been deferred and are being amortized ratably over the term of the Debentures.

Borrowings under the Credit Facility bear interest, at the Company's option, at either (i) the prime rate or (ii) the London Interbank Offered Rate plus an applicable margin, depending on the Company's Leverage Ratio, as defined. The weighted average interest rates on amounts borrowed under the Credit Facility were 6.63% and 6.83% at March 31, 1998 and December 31, 1997, respectively. In addition, the Company pays commitment fees on unused funds depending on the Company's Leverage Ratio. The Tranche A commitments under the Credit Facility provide for $150 million of borrowings outstanding at any one time expiring
September 2, 2002. The Tranche B commitments under the Credit Facility provide for $75 million of borrowings outstanding at any one time expiring September 1, 1998, subject to annual renewal options. The Credit Facility contains customary restrictive covenants, permits the payment of dividends only to the extent the Company maintains a specified net worth and requires the Company to maintain certain financial ratios. The Credit Facility is guaranteed by substantially all of the Company's subsidiaries and is collateralized by a pledge of the stock of certain of the Company's subsidiaries. At March 31, 1998, $156.8 million was available for borrowings under the Credit Facility. Any amounts repaid under the Credit Facility are available for future borrowings under the terms of the Credit Facility.

                                     14

The Company currently expects to acquire funeral homes and cemeteries for purchase prices aggregating approximately $150 to $160 million in 1998. The
Company anticipates that the consideration for future acquisitions will consist of a combination of cash, long-term notes, the assumption of existing indebtedness of the acquired businesses, and, in some cases, the issuance of additional shares of the Company's Common Stock. In April 1998, the Company filed, and had declared effective, a "shelf" registration statement for the issuance of up to 2,500,000 shares of Common Stock, including shares previously available under the Company's former acquisition shelf registration statement, to be used in connection with future acquisitions. The Company anticipates making routine capital expenditures of approximately $11 million in 1998. In addition, the Company anticipates spending approximately $20 million over the next 12 to 18 months for major construction and development projects, including the construction of six new funeral homes, three of which will be built on existing Company-owned cemetery property.

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

RECENT FASB PRONOUNCEMENTS

The Company adopted the provisions of Statement of Financial Accounting
Standards ("SFAS") No. 130 "Reporting Comprehensive Income", effective January
1, 1998. Currently, the Company's components of comprehensive income consist of net income and the foreign currency translation adjustment related to the operations of the Company's Canadian subsidiaries. The Company has elected to report comprehensive income within the statement of stockholders' equity as permitted by SFAS No. 130.




PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

   10.1  -  Amendment No. 1 to the Amended and Restated Credit Agreement, dated
            February 19, 1998, among the Company, the Banks named therein and NationsBank of Texas, N. A., as Agent for the Banks.

   10.2* -  Registration Rights Agreement dated February 25, 1998 between the
            Company and the Initial Purchasers (filed as Exhibit 4.2 to the
            Company's Registration Statement on Form S-3 (Reg. No. 333-50861)).

   10.3* -  Indenture dated February 25, 1998 between the Company and Bankers
            Trust Company (filed as Exhibit 4.3 to the Company's Registration
            Statement on Form S-3 (Reg. No. 333-50861)).

   27    -  Financial Data Schedule

* Incorporated by reference to the indicated filing.

(b)  Reports on Form 8-K

     The Company filed a Current Report on Form 8-K dated January 26, 1998 in which the Company reported under Item 5 that it had issued a press release reporting preliminary fourth quarter 1997 earnings and revised expectations for 1998. No financial statements were filed.

     The Company filed a Current Report on Form 8-K dated February 12, 1998 in which the Company reported under Item 5 that it had issued a press release announcing the offering, through an underwritten private placement, of $125 million aggregate principal amount of convertible subordinated debentures due 2004.

     The Company filed a Current Report on Form 8-K dated February 25, 1998 in which the Company reported under Item 5 that it had issued a press release announcing the completion of the private placement of $125 million aggregate principal amount of 4.5% convertible subordinated debentures due 2004.





SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 15, 1998

EQUITY CORPORATION INTERNATIONAL

By:  /s/ W. Cardon Gerner
     ------------------------
     Senior Vice President
     Chief Financial Officer
    (Principal Financial Officer and Duly Authorized Officer)


                                      17


