Form 10-Q
period 1998-06-30
EQUITY CORP INTERNATIONAL
filed 1998-08-13
CIK 928155

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

                  For the quarterly period ended June 30, 1998

                                       or

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

The number of shares of the registrant's Common Stock outstanding as of August 7, 1998 was 21,783,197.

------------------------------------------------------------------------------

                       EQUITY CORPORATION INTERNATIONAL
                                     INDEX

                                                                          Page
Part I.  Financial Information                                            ----

         Item 1. Financial Statements (Unaudited)

                 Consolidated Balance Sheet
                    June 30, 1998 and December 31, 1997......................3

                 Consolidated Statement of Operations
                    Three and Six Months Ended June 30, 1998 and 1997........4

                 Consolidated Statement of Cash Flows
                    Six Months Ended June 30, 1998 and 1997..................5

                 Consolidated Statement of Stockholders' Equity
                    Six Months Ended June 30, 1998...........................6

                 Notes to the Consolidated Financial Statements..............7

         Item 2. Management's Discussion and Analysis of Results of
                 Operations and Financial Condition.........................12

Part II. Other Information

         Item 4. Submission of Matters to a Vote of Security Holders........21

         Item 5. Other Information..........................................21

         Item 6. Exhibits and Reports on Form 8-K...........................21

Signature...................................................................22


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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                       EQUITY CORPORATION INTERNATIONAL
                          CONSOLIDATED BALANCE SHEET
                                 (Unaudited)

                                                         June 30,   Dec. 31,
(In thousands, except share data)                          1998        1997
-----------------------------------------------------------------------------
                      ASSETS
Current assets:
   Cash and cash equivalents..........................   $   8,657   $  8,039
   Receivables, net of allowances.....................      21,030     15,412
   Inventories........................................      10,390      9,134
   Other..............................................       2,162      2,181
                                                         ---------   --------
      Total current assets............................      42,239     34,766

Preneed funeral contracts.............................     270,410    235,891
Cemetery properties, at cost..........................     120,614    117,087
Long-term receivables, net of allowances..............      62,317     55,393
Property, plant and equipment, at cost (net)..........     120,698     94,684
Deferred charges and other assets.....................      39,287     24,284
Names and reputations (net)...........................     203,500    155,595
                                                         ---------   --------
      Total assets....................................   $ 859,065   $717,700
                                                         =========   ========

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities...........   $  16,155   $ 14,077
   Income taxes payable...............................         211         51
   Current maturities of long-term debt...............         755        858
   Deferred income taxes..............................       2,427      2,114
                                                         ---------   --------
      Total current liabilities.......................      19,548     17,100

Deferred preneed funeral contract revenues............     276,621    242,185
Convertible subordinated debentures...................     143,750         --
Long-term debt........................................     107,502    171,303
Deferred cemetery costs...............................      28,012     27,224
Deferred income taxes.................................      38,256     31,106
Other liabilities.....................................       2,163      2,250
Commitments and contingencies.........................
Stockholders' equity:
   Preferred stock....................................          --         --
   Common stock, $.01 par value; 50,000,000 shares
     authorized; 21,420,717 and 21,119,362 shares issued
     and outstanding in 1998 and 1997, respectively...         214        211
   Capital in excess of par value.....................     198,641    191,902
   Retained earnings..................................      44,446     34,502
   Accumulated other comprehensive income.............         (88)       (83)
                                                         ---------   --------
      Total stockholders' equity......................     243,213    226,532
                                                         ---------   --------
      Total liabilities and stockholders' equity......   $ 859,065   $717,700
                                                         =========   ========


The accompanying notes are an integral part of the consolidated financial statements.

                       EQUITY CORPORATION INTERNATIONAL
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                 (Unaudited)

(In thousands, except per share data)
--------------------------------------------------------------------------
                               Three months ended         Six months ended
                                    June 30,                  June 30,
                                1998        1997          1998        1997
Net revenues:
   Funeral.................  $ 32,863    $ 19,211      $ 65,655    $ 39,661
   Cemetery................    13,787      11,701        28,196      21,831
   Other...................       752          --           752       1,674
                             --------    --------      --------    --------
                               47,402      30,912        94,603      63,166
                             --------    --------      --------    --------

Costs and expenses:
   Funeral.................    24,480      14,504        47,269      28,798
   Cemetery................     9,532       8,073        19,426      15,109
   Other...................       387          --           387         924
                             --------    --------      --------    --------
                               34,399      22,577        67,082      44,831
                             --------    --------      --------    --------

Total gross profit.........    13,003       8,335        27,521      18,335

General and administrative
   expenses................     2,158       2,099         4,631       3,834
                             --------    --------      --------    --------

Operating income...........    10,845       6,236        22,890      14,501

Interest expense, net......     3,465       1,143         6,588       1,924
                             --------    --------      --------    --------

Income before
   income taxes............     7,380       5,093        16,302      12,577

Provision for
   income taxes............     2,878       2,037         6,358       5,031
                             --------    --------      --------    --------

Net income.................  $  4,502    $  3,056      $  9,944    $  7,546
                             ========    ========      ========    ========

Earnings per share:
      Basic................  $   0.21    $   0.15      $   0.47    $   0.37
                             ========    ========      ========    ========

      Diluted..............  $   0.21    $   0.15      $   0.46    $   0.36
                             ========    ========      ========    ========

Weighted average number
   of common and equivalent
   shares outstanding:
      Basic................    21,372      20,654        21,279      20,373
                             ========    ========      ========    ========

      Diluted..............    21,785      21,028        25,303      20,721
                             ========    ========      ========    ========


The accompanying notes are an integral part of the consolidated financial statements.

                        EQUITY CORPORATION INTERNATIONAL
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                     Six months ended June 30,
(In thousands)                                             1998         1997
------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income.........................................  $  9,944     $  7,546
   Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization...................     6,448        3,523
      Provision for bad debts and contract
       cancellations..................................     4,189        2,558
      Gain on asset dispositions......................      (410)        (787)
      Deferred income taxes...........................       913          594
   Changes in assets and liabilities, net of effects
    from acquisitions:
     Receivables......................................   (13,148)      (7,550)
     Inventories......................................      (214)        (157)
     Other current assets.............................        57          (19)
     Other long-term assets...........................    (1,080)        (898)
     Accounts payable and accrued liabilities.........       599         (882)
     Income taxes payable.............................       159       (1,411)
     Preneed funeral contracts and associated
      deferred revenues...............................      (492)        (163)
                                                        --------     --------

        Net cash provided by operating activities.....     6,965        2,354
                                                        --------     --------

Cash flows from investing activities:
   Capital expenditures...............................    (9,775)      (5,883)
   Proceeds from asset dispositions...................       910           74
   Acquisitions, net of cash acquired.................      (802)     (16,284)
   Other..............................................        --           52
                                                        --------     --------
        Net cash used in investing activities.........    (9,667)     (22,041)
                                                        --------     --------
Cash flows from financing activities:
   Issuance of convertible debentures, net............   139,134           --
   Net proceeds from issuance of Common Stock.........       615       22,206
   Borrowings on long-term debt.......................     9,352       11,996
   Payments on long-term debt.........................  (145,781)     (20,324)
                                                        --------     --------

        Net cash provided by financing activities.....     3,320       13,878
                                                        --------     --------

Increase (decrease) in cash and cash equivalents......       618       (5,809)
Cash and cash equivalents at beginning of period......     8,039       12,654
                                                        --------     --------

Cash and cash equivalents at end of period............  $  8,657     $  6,845
                                                        ========     ========

The accompanying notes are an integral part of the consolidated financial statements.

                       EQUITY CORPORATION INTERNATIONAL
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                               (Unaudited)

                                                                         ACCUMULATED
                                     COMMON STOCK   CAPITAL IN              OTHER
                                  -----------------  EXCESS OF RETAINED COMPREHENSIVE STOCKHOLDERS'
(In thousands,except share data)  SHARES     AMOUNT  PAR VALUE EARNINGS     INCOME       EQUITY
                                 ----------  ------  --------- --------  -----------  -------------
Balance, December 31, 1997.....  21,119,362  $  211  $ 191,902  $ 34,502   $     (83)   $ 226,532

  Comprehensive income:
     Net income................          --      --         --     9,944          --        9,944
     Foreign currency
      translation adjustment,
      net of taxes.............          --      --         --        --          (5)          (5)
                                                                --------   ---------   ----------
        Total..................          --      --         --     9,944          (5)       9,939
                                                                --------   ---------   ----------
  Common stock issued:
     Acquisitions..............     266,211       3      6,124        --          --        6,127
     Option exercises..........      21,129      --        294        --          --          294
     Other.....................      14,015      --        321                                321
                                 ----------  ------  ---------  --------   ---------   ----------
Balance, June 30, 1998........   21,420,717  $  214  $ 198,641  $ 44,446   $     (88)   $ 243,213
                                 ==========  ======  =========  ========   =========   ==========

The Company's comprehensive income for the six months ended June 30, 1997 of $7,554 consisted of net income of $7,546 and a foreign currency translation adjustment of $8.




The accompanying notes are an integral part of the consolidated financial statements.

                       EQUITY CORPORATION INTERNATIONAL
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include the accounts of Equity Corporation International and all majority owned subsidiaries ("the Company") and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information in the notes to the consolidated financial statements normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to these rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods presented have been included. All dollar amounts are reported in thousands unless otherwise indicated. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year. Capitalized terms not defined herein have the meanings as defined in the notes to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

2. ACQUISITIONS
The following table is a summary of acquisitions made during the six months ended June 30, 1998 and 1997:

                               1998            1997
---------------------------------------------------
Number acquired:
   Funeral homes........         46              45
   Cemeteries...........          5               5
Purchase price..........    $83,358         $79,889

The purchase price for these acquisitions consisted of cash, Common Stock and debt issued or assumed. Also included in the 1997 purchase price is $924 which represents the net book value of funeral home assets exchanged for one of the acquired cemeteries (Note 5). The excess of purchase price over the fair value of assets acquired and liabilities assumed is included in Names and reputations (net) on the Consolidated Balance Sheet and will be amortized over a 40-year period. In connection with acquisitions, the Company enters into customary employment, consulting and noncompetition agreements with certain employees and former owners of the businesses acquired. In certain situations, the Company will prepay a portion of the noncompetition agreements and amortize such prepayments on a straight-line basis over the terms of the agreements. The purchase prices indicated above do not include $531 and $837 for noncompetition agreements that were prepaid to individuals related to businesses acquired in 1998 and 1997, respectively. The acquisitions have been accounted for as purchases and their operating results have been included in the Consolidated Statement of Operations since their respective dates of acquisition.

The net effect of acquisitions (including the exchange discussed above) on the Consolidated Balance Sheet was as follows:

                                                     Six months ended June 30,
(In thousands)                                              1998        1997
------------------------------------------------------------------------------
Current assets........................................  $   3,486   $   2,935
Preneed funeral contracts.............................     24,773      34,598
Long-term receivables, net of allowances..............      2,127       9,307
Cemetery properties...................................      3,958       5,908
Property, plant and equipment.........................     20,174      14,349
Deferred charges and other assets.....................      9,629       7,990
Names and reputations.................................     50,660      45,435
Current liabilities...................................       (453)       (827)
Deferred preneed funeral contract revenues............    (25,332)    (35,026)
Long-term debt........................................    (72,520)    (57,595)
Deferred cemetery costs...............................     (2,081)     (5,018)
Deferred income taxes.................................     (6,511)         --
Other liabilities.....................................         --         (38)
Common stock issued...................................     (6,127)     (4,661)
                                                        ---------   ---------
   Total..............................................      1,783      17,357
   Less cash acquired.................................        981       1,073
                                                        ---------   ---------
   Cash used for acquisitions.........................  $     802   $  16,284
                                                        =========   =========

The following represents the unaudited pro forma results of operations for the six months ended June 30, 1998 and 1997, assuming the above noted acquisitions and exchange had occurred as of January 1, 1997:

(In thousands, except per share data)                   1998         1997
------------------------------------------------------------------------------
Net revenues..........................................  $ 100,686    $  85,367
Net income............................................     10,077        8,226
Earnings per common and equivalent share:
   Basic............................................... $    0.47    $    0.40
                                                        =========    =========
   Diluted............................................. $    0.46    $    0.39
                                                        =========    =========

3. PRENEED FUNERAL CONTRACTS AND DEFERRED PRENEED FUNERAL CONTRACT REVENUES The Company sells preneed funeral contracts through various programs providing for future funeral services at prices prevailing when the agreement is signed. These contracts are included in the Consolidated Balance Sheet as Preneed funeral contracts. Payments on these contracts are generally placed in trust (pursuant to state law) or are used to pay premiums on life insurance policies issued by third party insurers. When the services are performed, approximately $119,444 and $104,523 will be funded by trusts and approximately $150,966 and $131,368 will be funded by insurance policies as of June 30, 1998 and December 31, 1997, respectively. Accumulated earnings from trust funds and increasing insurance benefits have been included to the extent that they have accrued through June 30, 1998 and December 31, 1997, respectively. The cumulative total has been reduced by allowable cash withdrawals for trust earning distributions and amounts retained by the Company pursuant to various state laws. At June 30, 1998 and December 31, 1997, the amounts collected and held in trusts, at cost, which approximates market, were approximately $107,141 and $93,900, respectively. The amounts in trusts and all life insurance policies are generally transferred to the customer upon contract cancellation.

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

4. DEBT
The Company maintains a revolving credit agreement with a group of banks that provides for a $225,000 line of credit to be used for acquisition financing and general corporate purposes. The Tranche A commitments under the Credit Facility provide for $150,000 of borrowings outstanding at any one time expiring September 2, 2002. The Tranche B commitments under the Credit Facility provide for $75,000 of borrowings outstanding at any one time expiring September 1, 1999, subject to annual renewal options. Borrowings under the Credit Facility bear interest, at the Company's option, at either
(i) the prime rate or (ii) the London Interbank Offered Rate plus an applicable margin, depending on the Company's Leverage Ratio, as defined. In addition, the Company pays a commitment fee on unused funds. The weighted average interest rates on amounts borrowed under the Credit Facility were 6.70% and 6.83% at June 30, 1998 and December 31, 1997, respectively. The Credit Facility contains customary restrictive covenants requiring the Company to maintain certain financial ratios, is guaranteed by substantially all of the Company's subsidiaries and is collateralized by a pledge of stock of certain of the Company's subsidiaries. The Credit Facility will permit the payment of dividends on the Company's Common Stock only to the extent the Company maintains a specified net worth. Balances outstanding under the Credit Facility totaled $95,500 and $156,700 at June 30, 1998 and December 31, 1997, respectively.

In February 1998, the Company completed the private placement of $143,750 aggregate principal amount of 4.5% convertible subordinated debentures due 2004 (the "Debentures"). The Debentures mature on December 31, 2004, are convertible into shares of the Company's Common Stock at a conversion price of $27.09 per share and may not be redeemed by the Company prior to February 26, 2001. The net proceeds to the Company from this private placement were used to pay down the Credit Facility. The selling commissions and related expenses have been deferred and are being amortized ratably over the term of the Debentures.

5. DISPOSITIONS
In April 1998, one of the Company's funeral home facilities located in Alabama was destroyed by a tornado. The Company received approximately $752 in insurance proceeds from this loss and recorded a gain due to the involuntary conversion of $365 which represents the difference between the proceeds received and the net book value of the destroyed funeral home facility.

During January 1997, the Company acquired one cemetery from Service Corporation International ("SCI"), a former significant stockholder of the Company, in exchange for one of the Company's funeral home facilities. This was a strategic business decision as the acquired cemetery is in close proximity to one of the Company's existing funeral home facilities. In connection with the transaction, the Company received consideration of $1,674, including $250 in cash, and recognized a gain of approximately $750.

6. EARNINGS PER SHARE
The Company reports earnings per share in accordance with the provisions of SFAS No. 128, "Earnings per Share". The prior year period has been restated to conform to the new requirements. A reconciliation of the numerators and denominators of the basic and diluted per-share computations for net income follows:

                                            Three months ended     Six months ended
                                                 June 30,              June 30,
(In thousands, except per share data)         1998      1997        1998      1997
                                            ------------------     ----------------
Income (numerator)
  Net income (Basic)....................... $ 4,502   $ 3,056     $ 9,944   $ 7,546
  Effect of assumed conversion of
    convertible debt.......................      --        --       1,574        --
                                            -------   -------     -------    ------
  Net income assuming conversion (Diluted). $ 4,502   $ 3,056     $11,518   $ 7,546
                                            =======   =======     =======   =======

Shares (denominator)
  Shares - basic...........................  21,372    20,654      21,279    20,373
  Options..................................     390       352         361       328
  Convertible debt.........................      --        --       3,640        --
  Other....................................      23        22          23        20
                                            -------   -------     -------   -------
  Shares - diluted.........................  21,785    21,028      25,303    20,721
                                            =======   =======     =======   =======

Earnings per share:
  Basic.................................... $  0.21   $  0.15     $  0.47   $  0.37
                                            =======   =======     =======   =======
  Diluted.................................. $  0.21   $  0.15     $  0.46   $  0.36
                                            =======   =======     =======   =======

The Debentures issued in February 1998, convertible into 5,306,386 shares of Common Stock (Note 4), were excluded from the calculation of diluted earnings per share for the three months ended June 30, 1998, because their effect on earnings per share would have been antidilutive. In addition, a $2,200 principal amount 5.25% convertible subordinated note due January 29, 2008, convertible into 74,074 shares of Common Stock beginning January 29, 2000, was excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 1998 because its effect on earnings per share would have been antidilutive for both periods.

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

8. SUBSEQUENT EVENT
On August 6, 1998, the Company announced that it has entered into an Agreement and Plan of Merger (the "Merger Agreement") with SCI to combine the two companies. Pursuant to and subject to the terms of the Merger Agreement, each of the issued and outstanding shares of the Company's Common Stock will be converted in the merger into the right to receive the number of shares of SCI common stock, par value $1.00 per share, ("SCI Common Stock") determined by dividing $27.00 by the Average SCI Stock Price (as defined below); provided, however, that (i) in the event the Average SCI Stock Price is greater than $41.50, the Company's Common Stock shall be converted into the right to receive the number of shares of SCI Common Stock determined by dividing $27.00 by $41.50 and (ii) in the event the Average SCI Stock Price is less than $34.00, the Company's Common Stock shall be converted into the right to receive the number of shares of SCI Common Stock determined by dividing $27.00 by $34.00.

The "Average SCI Stock Price" means the average of the Daily Per Share Prices (as defined below) for the ten consecutive trading days ending on the third trading day prior to the closing of the merger. The "Daily Per Share Price" for any trading day means the weighted average of the per share selling prices on the New York Stock Exchange, Inc. (the "NYSE") of SCI Common Stock (as reported in the NYSE Composite Transactions) for that day.

The consummation of the merger, anticipated in the fourth quarter of 1998, is subject to the approval of holders of a majority of the shares of the Company's Common Stock outstanding and regulatory approvals pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

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


RESULTS OF OPERATIONS

The following is a discussion of the Company's results of operations for the three and six month periods ended June 30, 1998 and 1997. For purposes of this discussion, funeral homes and cemeteries owned and operated for the entirety of each period being compared are referred to as existing operations. Correspondingly, operations acquired or opened during either period being compared are referred to as acquired operations. All dollar amounts are reported in thousands unless otherwise indicated.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997:

Total net revenues for the three months ended June 30, 1998 increased 53.3% to $47,402 from $30,912 for the three months ended June 30, 1997. The increase in net revenues reflects a $15,195 increase in net revenues attributable to acquired operations and a $543, or 1.8% increase in net revenues from existing operations. The increase in net revenues from existing operations is due to increases in average funeral revenues and improvements in merchandising mix, offset in part by a decrease in preneed sales at the Company's cemetery operations and lower funeral volumes. Included in net revenues for the three months ended June 30, 1998 are insurance proceeds of $752 received on a funeral home facility which was destroyed by a tornado in the second quarter of 1998.

Gross profit for the three months ended June 30, 1998 increased 56.0% to $13,003 from $8,335 for the three months ended June 30, 1997. The increase in gross profit is due primarily to a $3,437 increase attributable to acquired operations and an $866, or 10.8% increase from existing operations. The increase in gross profit from existing operations was due primarily to improvements in product/services mix at both funeral home and cemetery operations along with improvements in operational efficiencies at the Company's funeral home operations. Included in gross profit for the current year quarter is a $365 gain recorded in connection with the loss of the funeral home facility noted above.

FUNERAL HOME SEGMENT. The following table sets forth certain information regarding the net revenues and gross profit of the Company from its funeral home operations during the three months ended June 30, 1998 and 1997.

                                          Three months
                                         ended June 30,          Change
(Dollars in thousands)                   1998      1997      Amount    Percent
------------------------------------------------------------------------------
Net revenues:
   Existing operations.................. $ 19,836  $ 18,323  $  1,513    8.3%
   Acquired operations..................   13,027       888    12,139       *
                                           ------    ------    ------
      Total funeral net revenues........ $ 32,863  $ 19,211  $ 13,652    71.1%
                                           ======    ======    ======

Gross profit:
   Existing operations.................. $  5,512  $  4,336  $  1,176    27.1%
   Acquired operations..................    2,871       371     2,500       *
                                           ------    ------    ------
      Total funeral gross profit........ $  8,383  $  4,707  $  3,676    78.1%
                                           ======    ======    ======

------
*Not meaningful


Total funeral net revenues for the three months ended June 30, 1998 increased
71.1% to $32,863 from $19,211 for the prior year quarter, due primarily to a $12,139 increase attributable to acquired operations. The increase in revenues from existing operations is primarily attributable to an increase in the average revenue per regular funeral service performed and better than expected sales of ancillary funeral products, offset in part by a slight decrease in the number of funeral services performed.

Total funeral gross profit for the three months ended June 30, 1998 increased
78.1% to $8,383 from $4,707 for the three months ended June 30, 1997. Funeral gross margin improved to 25.5% from 24.5% due primarily to margin improvements achieved from the Company's existing operations. Funeral gross margin at existing operations improved to 27.8% from 23.7% for the prior year quarter due primarily to merchandising and cost containment programs initiated by the Company in late 1997. Funeral gross margin for acquired operations was 22.0% for the three months ended June 30, 1998. Depending on numerous factors including the size of an acquired operation, the proximity to other Company operations and market sensitivity, it may take 12 to 36 months before significant margin improvement is realized at an acquired operation as a result of new policies and procedures implemented by the Company.





CEMETERY SEGMENT. The following table sets forth certain information regarding the net revenues and gross profit of the Company from its cemetery operations during the three months ended June 30, 1998 and 1997.


                                          Three months
                                          ended June 30,         Change
(Dollars in thousands)                     1998      1997      Amount  Percent
------------------------------------------------------------------------------
Net revenues:
   Existing operations.................. $ 10,603  $ 11,573  $   (970)  (8.4)%
   Acquired operations..................    3,184       128     3,056      *
                                           ------    ------    ------
      Total cemetery net revenues....... $ 13,787  $ 11,701  $  2,086   17.8%
                                           ======    ======    ======

Gross profit:
   Existing operations.................. $  3,337  $  3,647  $   (310)  (8.5)%
   Acquired operations..................      918       (19)      937      *
                                           ------    ------    ------
      Total cemetery gross profit....... $  4,255  $  3,628  $    627   17.3%
                                           ======    ======    ======

------
*Not meaningful


Total cemetery net revenues for the three months ended June 30, 1998 increased
17.8% to $13,787 from $11,701 for the prior year quarter, due primarily to a $3,056 increase from acquired operations. Cemetery net revenues attributable to existing operations for the three months ended June 30, 1998 decreased 8.4% to $10,603 from $11,573 for the prior year quarter, due primarily to a decrease in preneed sales and lower trust investment income.

Cemetery gross margin at existing operations was 31.5% for both comparable quarters due primarily to a better product/services mix, offset by increases in maintenance costs. Cemetery gross margin for acquired operations improved to 28.8% for the three months ended June 30, 1998, reflecting the success of programs initiated by management to significantly reduce the maturation cycle of new acquisitions. Gross margin for acquired operations have historically been lower than gross margin for the Company's existing operations until they have been operated by the Company long enough to fully implement the preneed marketing programs to leverage off of the maintenance and fixed operating costs which start being incurred immediately after acquisition.




General and administrative expenses for the three months ended June 30, 1998 increased $59, or 2.8% over the three months ended June 30, 1997. This increase resulted primarily from increased personnel costs associated with the Company's continued growth, offset in part by decreases in travel and insurance expenses. General and administrative expenses as a percentage of net revenues, excluding the effects of the proceeds received in connection with the loss of the funeral home facility noted above, decreased to 4.6% in the three months ended June 30, 1998 from 6.8% in the comparable prior year quarter, reflecting increased economies of scale as expenses are spread over a larger revenue base.

Interest expense for the three months ended June 30, 1998 increased to $3,465 from $1,143 for the three months ended June 30, 1997, due primarily to significantly higher average debt levels. Average indebtedness outstanding for the quarter ended June 30, 1998 increased to $238.4 million from $70.6 million for the 1997 second quarter primarily as a result of acquisition activity coupled with the paydown of approximately $13.0 million of the Credit Facility from proceeds received in connection with an equity offering in the first quarter of 1997.

The Company's effective tax rate for the three months ended June 30, 1998 was 39.0% compared to 40.0% for the second quarter of 1997. The Company expects the effective tax rate for income generated in the remainder of 1998 will be approximately 39.0%.


SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997:

Total net revenues for the six months ended June 30, 1998 increased 49.8% to $94,603 from $63,166 for the six months ended June 30, 1997. The increase in net revenues reflects a $31,173 increase in net revenues attributable to acquired operations and a $1,186, or 2.1% increase in net revenues from existing operations. The substantial increase in net revenues from acquired operations is due primarily to the full period results of the Company's 1997 acquisitions and the partial period results of the 46 funeral homes and five cemeteries acquired during the six months ended June 30, 1998. The increase in net revenues from existing operations is due to increases in average revenue per regular funeral service performed, offset in part by lower funeral volumes. Included in net revenues for the six months ended June 30, 1998 are insurance proceeds of $752 received in connection with the loss of the funeral home facility noted above. Included in net revenues for the six months ended
June 30, 1997 are proceeds of $1,674 received in connection with the 1997 acquisition of a cemetery in exchange for one of the Company's funeral homes.

Gross profit for the six months ended June 30, 1998 increased 50.1% to $27,521 from $18,335 for the six months ended June 30, 1997. The increase in gross profit is due primarily to an $8,261 increase attributable to acquired operations and $1,310, or 8.0% increase from existing operations. The increase in gross profit from existing operations was attributable to the increase in funeral revenues noted above, along with a better product/services mix and improvements in operational efficiencies at the Company's funeral home operations. Included in gross profit for the six months ended June 30, 1998 is a $365 gain recorded in connection with the loss of the funeral home facility noted above. Included in gross profit for the six months ended June 30, 1997 is a $750 gain recorded in connection with the exchange noted above.



FUNERAL HOME SEGMENT. The following table sets forth certain information regarding the net revenues and gross profit of the Company from its funeral home operations during the six months ended June 30, 1998 and 1997.


                                           Six months
                                         ended June 30,          Change
(Dollars in thousands)                   1998      1997      Amount    Percent
------------------------------------------------------------------------------
Net revenues:
   Existing operations.................. $ 37,083  $ 35,772  $  1,311     3.7%
   Acquired operations..................   28,572     3,889    24,683       *
                                           ------    ------    ------
      Total funeral net revenues........ $ 65,655  $ 39,661  $ 25,994    65.5%
                                           ======    ======    ======

Gross profit:
   Existing operations.................. $ 11,247  $  9,971  $  1,276    12.8%
   Acquired operations..................    7,139       892     6,247       *
                                           ------    ------    ------
      Total funeral gross profit........ $ 18,386  $ 10,863  $  7,523    69.3%
                                           ======    ======    ======

------
*Not meaningful


Total funeral net revenues for the six months ended June 30, 1998 increased
65.5% to $65,655 from $39,661 for the comparable prior year period, due primarily to a $24,683 increase from acquired operations. The increase in revenues from existing operations is primarily attributable to an increase in the average revenue per regular funeral service performed along with improvements in merchandising mix, offset in part by a decrease in the number of funeral services performed.

Total funeral gross profit for the six months ended June 30, 1998 increased
69.3% to $18,386 from $10,863 for the six months ended June 30, 1997. Funeral gross margin improved to 28.0% from 27.4% due to margin improvements achieved from both the Company's existing and acquired operations. Funeral gross margin at existing operations improved to 30.3% from 27.9% for the comparable prior year period due primarily to merchandising and cost containment programs initiated by the Company in late 1997. The improvement in funeral gross margin at acquired operations to 25.0% from 22.9% in the comparable prior year period was largely the result of the implementation of new merchandising programs by the Company shortly after acquisition.





CEMETERY SEGMENT. The following table sets forth certain information regarding the net revenues and gross profit of the Company from its cemetery operations during the six months ended June 30, 1998 and 1997.


                                            Six months
                                           ended June 30,         Change
(Dollars in thousands)                     1998      1997      Amount  Percent
------------------------------------------------------------------------------
Net revenues:
   Existing operations.................. $ 20,603  $ 20,728  $   (125)  (0.6)%
   Acquired operations..................    7,593     1,103     6,490      *
                                           ------    ------    ------
      Total cemetery net revenues....... $ 28,196  $ 21,831  $  6,365   29.2%
                                           ======    ======    ======

Gross profit:
   Existing operations.................. $  6,516  $  6,482  $     34    0.5%
   Acquired operations..................    2,254       240     2,014      *
                                           ------    ------    ------
      Total cemetery gross profit....... $  8,770  $  6,722  $  2,048   30.5%
                                           ======    ======    ======

------
*Not meaningful


Total cemetery net revenues for the six months ended June 30, 1998 increased
29.2% to $28,196 from $21,831 for the comparable prior year period, due primarily to a $6,490 increase attributable to acquired operations. Cemetery net revenues attributable to existing operations for the six months ended June
30, 1998 decreased 0.6% to $20,603 from $20,728 for the same period in 1997, due primarily to lower investment income, offset in part by a slight increase in preneed sales.

Cemetery gross margin improved to 31.1% from 30.8% for the prior year period due to margin improvements at both existing and acquired operations. Cemetery gross margin at existing operations increased to 31.6% from 31.3% in 1997 due primarily to a better product/services mix, partially offset by increases in maintenance costs. Cemetery gross margin for acquired operations improved to 29.7% from 21.8% for the six months ended June 30, 1997, reflecting the success of programs initiated by management to significantly reduce the maturation cycle of new acquisitions as discussed above.




General and administrative expenses for the six months ended June 30, 1998 increased $797, or 20.8% over the six months ended June 30, 1997. This increase resulted primarily from increased personnel costs associated with the Company's continued growth, offset in part by lower travel costs in the second quarter of 1998. General and administrative expenses as a percentage of net revenues, excluding the effects of the nonrecurring items noted above, decreased to 4.9% in the six months ended June 30, 1998 from 6.2% for the comparable prior year period, reflecting increased economies of scale as expenses are spread over a larger revenue base.

Interest expense for the six months ended June 30, 1998 increased to $6,588 from $1,924 for the six months ended June 30, 1997, due primarily to significantly higher average debt levels. Average indebtedness outstanding for the first six months of 1998 increased to $212.1 million from $74.4 million for the same period in 1997 primarily as a result of acquisition activity coupled with the paydown of approximately $13.0 million of the Credit Facility from proceeds received in connection with an equity offering in the first quarter of 1997.

The Company's effective tax rate for the six months ended June 30, 1998 was 39.0% compared to 40.0% for the first six months of 1997. The Company expects the effective tax rate for income generated in the remainder of 1998 will be approximately 39.0%.

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

Cash and cash equivalents totaled $8.7 million at June 30, 1998, representing an increase of $0.7 million from December 31, 1997. For the six months ended
June 30, 1998, cash provided from operating activities was approximately $7.0 million, cash used in investing activities totaled approximately $9.7 million and cash provided from financing activities amounted to approximately $3.3 million. Significant components of cash flow generated from operating activities include net income adjusted for non-cash items partially offset by an increase in receivables of $13.1 million primarily attributable to preneed cemetery sales which are usually financed on an installment basis over 36 months. Significant components of cash used in investing activities included capital expenditures of $9.8 million related to, among other things, additions and improvements at several funeral home facilities, the acquisition of professional vehicles and maintenance equipment and upgrades to computer systems and peripheral equipment. Significant components of cash provided by financing activities included (i) $139.1 million of net proceeds received in February 1998 in connection with the issuance of the Company's convertible subordinated debentures described below and the use of these proceeds to pay down the Company's Credit Facility; and (ii) borrowings of approximately $9.4 million which were used to extinguish certain seller financed notes and for general corporate purposes.



Long-term debt, including current maturities, at June 30, 1998 totaled $252.0 million as compared to $172.2 million at December 31, 1997. This increase was principally attributable to acquisition activity. Long-term debt at June 30, 1998 consisted of $143.8 million of convertible subordinated debentures, $95.5 million drawn under the Credit Facility and $12.7 million owed under various notes payable to sellers of funeral homes and cemeteries.

In February 1998, the Company completed an underwritten private placement of $143.8 million aggregate principal amount of 4.5% convertible subordinated debentures (the "Debentures"). The Debentures mature on December 31, 2004, are convertible into shares of the Company's Common Stock at a conversion price of $27.09 per share, and may not be redeemed by the Company prior to February 26, 2001. The net proceeds from the private placement were used to pay down the Credit Facility. The selling commissions and related expenses have been deferred and are being amortized ratably over the term of the Debentures.

Borrowings under the Credit Facility bear interest, at the Company's option, at either (i) the prime rate or (ii) the London Interbank Offered Rate plus an applicable margin, depending on the Company's Leverage Ratio, as defined. The weighted average interest rates on amounts borrowed under the Credit Facility were 6.70% and 6.83% at June 30, 1998 and December 31, 1997, respectively. In addition, the Company pays commitment fees on unused funds depending on the Company's Leverage Ratio. The Tranche A commitments under the Credit Facility provide for $150 million of borrowings outstanding at any one time expiring
September 2, 2002. The Tranche B commitments under the Credit Facility provide for $75 million of borrowings outstanding at any one time expiring September
1, 1999, subject to annual renewal options. The Credit Facility contains customary restrictive covenants, permits the payment of dividends only to the extent the Company maintains a specified net worth and requires the Company to maintain certain financial ratios. The Credit Facility is guaranteed by substantially all of the Company's subsidiaries and is collateralized by a pledge of the stock of certain of the Company's subsidiaries. At June 30, 1998, $129.5 million was available for borrowings under the Credit Facility.
Any amounts repaid under the Credit Facility are available for future borrowings under the terms of the Credit Facility.

The Company currently expects to acquire funeral homes and cemeteries for purchase prices aggregating approximately $150 to $160 million in 1998. The
Company anticipates that the consideration for future acquisitions will consist of a combination of cash, long-term notes, the assumption of existing indebtedness of the acquired businesses, and, in some cases, the issuance of additional shares of the Company's Common Stock. In April 1998, the Company filed, and had declared effective, a "shelf" registration statement for the issuance of up to 2,500,000 shares of Common Stock, including shares then available under the Company's former acquisition shelf registration statement, to be used in connection with future acquisitions. The Company anticipates making routine capital expenditures of approximately $11 million in 1998. In addition, the Company anticipates spending approximately $20 million over the next 12 to 18 months for major construction and development projects, including the construction of six new funeral homes, three of which will be built on existing Company-owned cemetery property.



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

SUBSEQUENT EVENT

On August 6, 1998, the Company announced that it has entered into an Agreement and Plan of Merger (the "Merger Agreement") with SCI to combine the two companies. Pursuant to and subject to the terms of the Merger Agreement, each of the issued and outstanding shares of the Company's Common Stock will be converted in the merger into the right to receive the number of shares of SCI common stock, par value $1.00 per share, ("SCI Common Stock") determined by dividing $27.00 by the Average SCI Stock Price (as defined below); provided, however, that (i) in the event the Average SCI Stock Price is greater than $41.50, the Company's Common Stock shall be converted into the right to receive the number of shares of SCI Common Stock determined by dividing $27.00 by $41.50 and (ii) in the event the Average SCI Stock Price is less than $34.00, the Company's Common Stock shall be converted into the right to receive the number of shares of SCI Common Stock determined by dividing $27.00 by $34.00.

The "Average SCI Stock Price" means the average of the Daily Per Share Prices
(as defined below) for the ten consecutive trading days ending on the third trading day prior to the closing of the merger. The "Daily Per Share Price" for any trading day means the weighted average of the per share selling prices on the New York Stock Exchange, Inc. (the "NYSE") of SCI Common Stock (as reported in the NYSE Composite Transactions) for that day.

The consummation of the merger, anticipated in the fourth quarter of 1998, is subject to the approval of holders of a majority of the shares of the Company's Common Stock outstanding and regulatory approvals pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.






PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 1998 Annual Meeting of Stockholders was held on May 20, 1998. Matters presented to the stockholders for voting were the election of two directors, a proposal to adopt the Equity Corporation International 1998 Long-Term
Incentive Plan (the "Plan") and the ratification of the appointment of the Company's independent auditors for 1998. Each nominee for director received
18,853,544 votes for election and 24,199 votes were withheld. Shares voted for adoption of the Plan totaled 11,506,355, with 7,339,430 shares voting against adoption of the Plan and 30,158 shares abstaining. In connection with the appointment of the independent auditors, 18,864,203 shares voted for ratification, 4,503 shares voted against and 9,037 shares abstained.

ITEM 5. OTHER INFORMATION

STOCKHOLDER PROPOSALS FOR 1999 ANNUAL MEETING OF STOCKHOLDERS

Any proposal of stockholders to be included in the Company's proxy statement relating to the Company's 1999 Annual Meeting of Stockholders pursuant to Rule
14a-8 under the Exchange Act must be received by the Company at its principal executive offices no later than December 23, 1998; such proposal must also comply with the Company's Bylaws and Rule 14a-8 if the proposal is to be considered for inclusion in the Company's proxy statement for such meeting.
The Company must receive notice of any stockholder proposal to be brought before the meeting outside the process of Rule 14a-8 at the Company's principal executive offices not less than 90 days nor more than 180 days prior to the meeting; provided, if the Company gives notice or prior public disclosure of the date of the annual meeting less than 50 days before the meeting, such stockholder notice must be received not later than the close of business on the seventh day following the date on which the Company's notice of the date of the annual meeting was mailed or public disclosure made. The form of such stockholder notice must also comply with the Company's Bylaws.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10.1(1,2)- Equity Corporation International 1998 Long-Term Incentive
                Plan, dated May 20, 1998 (filed as Exhibit A to the Company's
                Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on April 22, 1998).

     10.2(2)  - Split-dollar agreement between the Company and James P.
                Hunter, III.

     10.3(2)  - Split-dollar agreement between the Company and James P.
                Hunter, III.

     27       - Financial Data Schedule

     (1) Incorporated herein by reference to the indicated filing.
     (2) Management contract or compensatory plan.


(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended
     June 30, 1998.



SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 13, 1998

EQUITY CORPORATION INTERNATIONAL

By:  /s/ W. Cardon Gerner
     ------------------------
     Senior Vice President
     Chief Financial Officer
    (Principal Financial Officer and Duly Authorized Officer)


                                      22


