Form 10-Q
period 1998-09-30
EQUITY CORP INTERNATIONAL
filed 1998-11-13
CIK 928155

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

                  For the quarterly period ended September 30, 1998

                                       or

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

The number of shares of the registrant's Common Stock outstanding as of November 6, 1998 was 21,783,197.

------------------------------------------------------------------------------

                       EQUITY CORPORATION INTERNATIONAL
                                     INDEX

                                                                          Page
Part I.  Financial Information                                            ----

         Item 1. Financial Statements (Unaudited)

                 Consolidated Balance Sheet
                    September 30, 1998 and December 31, 1997.................3

                 Consolidated Statement of Operations
                    Three and Nine Months Ended September 30, 1998 and 1997..4

                 Consolidated Statement of Cash Flows
                    Nine Months Ended September 30, 1998 and 1997............5

                 Consolidated Statement of Stockholders' Equity
                    Nine Months Ended September 30, 1998.....................6

                 Notes to the Consolidated Financial Statements..............7

         Item 2. Management's Discussion and Analysis of Results of
                 Operations and Financial Condition.........................12

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K....................................22

Signature...................................................................23


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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                       EQUITY CORPORATION INTERNATIONAL
                          CONSOLIDATED BALANCE SHEET
                                 (Unaudited)

                                                         Sept. 30,   Dec. 31,
(In thousands, except share data)                          1998        1997
-----------------------------------------------------------------------------
                      ASSETS
Current assets:
   Cash and cash equivalents..........................   $  12,274   $  8,039
   Receivables, net of allowances.....................      23,699     15,412
   Inventories........................................      11,028      9,134
   Other..............................................       2,539      2,181
                                                         ---------   --------
      Total current assets............................      49,540     34,766

Preneed funeral contracts.............................     290,547    235,891
Cemetery properties, at cost..........................     120,608    117,087
Long-term receivables, net of allowances..............      66,083     55,393
Property, plant and equipment, at cost (net)..........     130,798     94,684
Deferred charges and other assets.....................      38,690     24,284
Names and reputations (net)...........................     233,581    155,595
                                                         ---------   --------
      Total assets....................................   $ 929,847   $717,700
                                                         =========   ========

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities...........   $  21,745   $ 14,077
   Income taxes payable...............................          88         51
   Current maturities of long-term debt...............         689        858
   Deferred income taxes..............................       2,663      2,114
                                                         ---------   --------
      Total current liabilities.......................      25,185     17,100

Deferred preneed funeral contract revenues............     297,444    242,185
Convertible subordinated debentures...................     143,750         --
Long-term debt........................................     139,812    171,303
Deferred cemetery costs...............................      27,197     27,224
Deferred income taxes.................................      39,293     31,106
Other liabilities.....................................       2,304      2,250
Commitments and contingencies.........................
Stockholders' equity:
   Preferred stock....................................          --         --
   Common stock, $.01 par value; 50,000,000 shares
     authorized; 21,783,197 and 21,119,362 shares issued
     and outstanding in 1998 and 1997, respectively...         218        211
   Capital in excess of par value.....................     206,719    191,902
   Retained earnings..................................      48,195     34,502
   Accumulated other comprehensive income.............        (270)       (83)
                                                         ---------   --------
      Total stockholders' equity......................     254,862    226,532
                                                         ---------   --------
      Total liabilities and stockholders' equity......   $ 929,847   $717,700
                                                         =========   ========


The accompanying notes are an integral part of the consolidated financial statements.

                       EQUITY CORPORATION INTERNATIONAL
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                 (Unaudited)

(In thousands, except per share data)
--------------------------------------------------------------------------
                               Three months ended         Nine months ended
                                    Sept. 30,                  Sept. 30,
                                1998        1997          1998        1997
Net revenues:
   Funeral.................  $ 33,221    $ 20,791      $ 98,876    $ 60,452
   Cemetery................    14,345      12,360        42,541      34,191
   Other...................        --          --           752       1,674
                             --------    --------      --------    --------
                               47,566      33,151       142,169      96,317
                             --------    --------      --------    --------

Costs and expenses:
   Funeral.................    25,352      16,387        72,621      45,185
   Cemetery................     9,723       8,322        29,149      23,431
   Other...................        --          --           387         924
                             --------    --------      --------    --------
                               35,075      24,709       102,157      69,540
                             --------    --------      --------    --------

Total gross profit.........    12,491       8,442        40,012      26,777

General and administrative
   expenses................     2,236       1,836         6,867       5,670
                             --------    --------      --------    --------

Operating income...........    10,255       6,606        33,145      21,107

Interest expense, net......     4,109       1,834        10,698       3,758
                             --------    --------      --------    --------

Income before
   income taxes............     6,146       4,772        22,447      17,349

Provision for
   income taxes............     2,397       1,598         8,754       6,629
                             --------    --------      --------    --------

Net income.................  $  3,749    $  3,174      $ 13,693    $ 10,720
                             ========    ========      ========    ========

Earnings per share:
      Basic................  $   0.17    $   0.15      $   0.64    $   0.52
                             ========    ========      ========    ========

      Diluted..............  $   0.17    $   0.15      $   0.63    $   0.51
                             ========    ========      ========    ========

Weighted average number
   of common and equivalent
   shares outstanding:
      Basic................    21,631      20,701        21,402      20,485
                             ========    ========      ========    ========

      Diluted..............    22,029      21,078        21,790      20,842
                             ========    ========      ========    ========


The accompanying notes are an integral part of the consolidated financial statements.

                        EQUITY CORPORATION INTERNATIONAL
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                   Nine months ended Sept. 30,
(In thousands)                                             1998         1997
------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income.........................................  $ 13,693     $ 10,720
   Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization...................    10,157        5,798
      Provision for bad debts and contract
       cancellations..................................     6,044        3,764
      Gain on asset dispositions, net.................      (363)        (755)
      Deferred income taxes...........................     2,165          782
   Changes in assets and liabilities, net of effects
    from acquisitions:
     Receivables......................................   (21,108)     (13,277)
     Inventories......................................      (535)        (162)
     Other current assets.............................      (293)        (475)
     Other long-term assets...........................      (954)      (2,603)
     Accounts payable and accrued liabilities.........     3,470          862
     Income taxes payable.............................        37         (294)
     Preneed funeral contracts and associated
      deferred revenues...............................      (512)         341
                                                        --------     --------

        Net cash provided by operating activities.....    11,801        4,701
                                                        --------     --------

Cash flows from investing activities:
   Capital expenditures...............................   (15,510)      (9,296)
   Proceeds from asset dispositions...................       975           96
   Acquisitions, net of cash acquired.................      (445)     (16,888)
   Other..............................................        --           66
                                                        --------     --------
        Net cash used in investing activities.........   (14,980)     (26,022)
                                                        --------     --------
Cash flows from financing activities:
   Issuance of convertible debentures, net............   139,134           --
   Net proceeds from issuance of Common Stock.........       710       22,230
   Borrowings on long-term debt.......................    13,644       16,359
   Payments on long-term debt.........................  (146,074)     (22,515)
                                                        --------     --------

        Net cash provided by financing activities.....     7,414       16,074
                                                        --------     --------

Increase (decrease) in cash and cash equivalents......     4,235       (5,247)
Cash and cash equivalents at beginning of period......     8,039       12,654
                                                        --------     --------

Cash and cash equivalents at end of period............  $ 12,274     $  7,407
                                                        ========     ========

The accompanying notes are an integral part of the consolidated financial statements.

                       EQUITY CORPORATION INTERNATIONAL
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                               (Unaudited)

                                                                         ACCUMULATED
                                     COMMON STOCK   CAPITAL IN              OTHER
                                  -----------------  EXCESS OF RETAINED COMPREHENSIVE STOCKHOLDERS'
(In thousands,except share data)  SHARES     AMOUNT  PAR VALUE EARNINGS     INCOME       EQUITY
                                 ----------  ------  --------- --------  -----------  -------------
Balance, December 31, 1997.....  21,119,362  $  211  $ 191,902  $ 34,502   $     (83)   $ 226,532

  Comprehensive income:
     Net income................          --      --         --    13,693          --       13,693
     Foreign currency
      translation adjustment,
      net of taxes.............          --      --         --        --        (187)        (187)
                                                                --------   ---------   ----------
        Total..................          --      --         --    13,693        (187)      13,506
                                                                --------   ---------   ----------
  Common stock issued:
     Acquisitions..............     627,691       7     14,107        --          --       14,114
     Option exercises..........      22,129      --        312        --          --          312
     Other.....................      14,015      --        398                                398
                                 ----------  ------  ---------  --------   ---------   ----------
Balance, September 30, 1998...   21,783,197  $  218  $ 206,719  $ 48,195   $    (270)   $ 254,862
                                 ==========  ======  =========  ========   =========   ==========

The Company's comprehensive income for the nine months ended September 30, 1997 of $10,745 consisted of net income of $10,720 and a foreign currency translation adjustment of $25.




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

2. ACQUISITIONS
The following table is a summary of acquisitions made during the nine months ended September 30, 1998 and 1997:

                               1998            1997
---------------------------------------------------
Number acquired:
   Funeral homes........         69              69
   Cemeteries...........          5               8
Purchase price..........   $120,106        $116,180

The purchase price for these acquisitions consisted of cash, Common Stock and debt issued or assumed. Also included in the 1997 purchase price is $924 which represents the net book value of funeral home assets exchanged for one of the acquired cemeteries (Note 5). The excess of purchase price over the fair value of assets acquired and liabilities assumed is included in Names and reputations (net) on the Consolidated Balance Sheet and will be amortized over a 40-year period. In connection with acquisitions, the Company enters into customary employment, consulting and noncompetition agreements with certain employees and former owners of the businesses acquired. In certain situations, the Company will prepay a portion of the noncompetition agreements and amortize such prepayments on a straight-line basis over the terms of the agreements. The purchase prices indicated above do not include $651 and $852 for noncompetition agreements that were prepaid to individuals related to businesses acquired in 1998 and 1997, respectively. The acquisitions have been accounted for as purchases and their operating results have been included in the Consolidated Statement of Operations since their respective dates of acquisition.

The net effect of acquisitions (including the exchange discussed above) on the Consolidated Balance Sheet was as follows:

                                                   Nine months ended Sept. 30,
(In thousands)                                              1998        1997
------------------------------------------------------------------------------
Current assets........................................  $   5,232   $   5,158
Preneed funeral contracts.............................     38,552      50,927
Long-term receivables, net of allowances..............      2,127      13,600
Cemetery properties...................................      3,958       7,961
Property, plant and equipment.........................     26,731      25,801
Deferred charges and other assets.....................      9,258       7,842
Names and reputations.................................     82,268      64,025
Current liabilities...................................     (2,480)     (1,039)
Deferred preneed funeral contract revenues............    (39,667)    (51,374)
Long-term debt........................................   (100,765)    (93,699)
Deferred cemetery costs...............................     (2,081)     (5,812)
Deferred income taxes.................................     (6,532)         --
Other liabilities.....................................         --         (38)
Common stock issued...................................    (14,114)     (4,810)
                                                        ---------   ---------
   Total..............................................      2,487      18,542
   Less cash acquired.................................      2,042       1,654
                                                        ---------   ---------
   Cash used for acquisitions.........................  $     445   $  16,888
                                                        =========   =========

The following represents the unaudited pro forma results of operations for the nine months ended September 30, 1998 and 1997, assuming the above noted acquisitions and exchange had occurred as of January 1, 1997:

(In thousands, except per share data)                      1998         1997
------------------------------------------------------------------------------
Net revenues..........................................  $ 160,094    $ 138,801
Net income............................................     14,215       11,055
Earnings per common and equivalent share:
   Basic............................................... $    0.65    $    0.53
                                                        =========    =========
   Diluted............................................. $    0.64    $    0.52
                                                        =========    =========

3. PRENEED FUNERAL CONTRACTS AND DEFERRED PRENEED FUNERAL CONTRACT REVENUES The Company sells preneed funeral contracts through various programs providing for future funeral services at prices prevailing when the agreement is signed. These contracts are included in the Consolidated Balance Sheet as Preneed funeral contracts. Payments on these contracts are generally placed in trust (pursuant to state law) or are used to pay premiums on life insurance policies issued by third party insurers. When the services are performed, approximately $132,072 and $104,523 will be funded by trusts and approximately $158,475 and $131,368 will be funded by insurance policies as of September 30, 1998 and December 31, 1997, respectively. Accumulated earnings from trust funds and increasing insurance benefits have been included to the extent that they have accrued through September 30, 1998 and December 31, 1997, respectively. The cumulative total has been reduced by allowable cash withdrawals for trust earning distributions and amounts retained by the Company pursuant to various state laws. At September 30, 1998 and December 31, 1997, the amounts collected and held in trusts, at cost, which approximates market, were approximately $116,189 and $93,900, respectively. The amounts in trusts and all life insurance policies are generally transferred to the customer upon contract cancellation.

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

4. DEBT
The Company maintains a revolving credit agreement (the "Credit Facility") with a group of banks that provides for a $225,000 line of credit to be used for acquisition financing and general corporate purposes. The Tranche A commitments under the Credit Facility provide for $150,000 of borrowings outstanding at any one time expiring September 2, 2002. The Tranche B commitments under the Credit Facility provide for $75,000 of borrowings outstanding at any one time expiring September 1, 1999, subject to annual renewal options. Borrowings under the Credit Facility bear interest, at the Company's option, at either (i) the prime rate or (ii) the London Interbank Offered Rate plus an applicable margin, depending on the Company's Leverage Ratio, as defined. In addition, the Company pays a commitment fee on unused funds. The weighted average interest rates on amounts borrowed under the Credit Facility were 6.86% and 6.83% at September 30, 1998 and December 31, 1997, respectively. The Credit Facility contains customary restrictive covenants requiring the Company to maintain certain financial ratios, is guaranteed by substantially all of the Company's subsidiaries and is collateralized by a pledge of stock of certain of the Company's subsidiaries. The Credit Facility will permit the payment of dividends on the Company's Common Stock only to the extent the Company maintains a specified net worth. Balances outstanding under the Credit Facility totaled $128,000 and $156,700 at September 30, 1998 and December 31, 1997, respectively.

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

5. DISPOSITIONS
In April 1998, one of the Company's funeral home facilities located in Alabama was destroyed by a tornado. The Company received approximately $752 in insurance proceeds from this loss and recorded a gain due to the involuntary conversion of $365 during the second quarter of 1998, which represents the difference between the proceeds received and the net book value of the destroyed funeral home facility.

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

6. EARNINGS PER SHARE
The Company reports earnings per share in accordance with the provisions of SFAS No. 128, "Earnings per Share". The prior year period has been restated to conform to the new requirements. A reconciliation of the numerators and denominators of the basic and diluted per-share computations for net income follows:

                                            Three months ended     Nine months ended
                                                 Sept. 30,             Sept. 30,
(In thousands, except per share data)         1998      1997        1998      1997
                                            ------------------     ----------------
Income (numerator)
  Net income (Basic)....................... $ 3,749   $ 3,174     $13,693   $10,720
  Effect of assumed conversion of
    convertible debt.......................      --        --          --        --
                                            -------   -------     -------    ------
  Net income assuming conversion (Diluted). $ 3,749   $ 3,174     $13,693   $10,720
                                            =======   =======     =======   =======

Shares (denominator)
  Shares (Basic) ..........................  21,631    20,701      21,402    20,485
  Options..................................     379       354         367       336
  Convertible debt.........................      --        --          --        --
  Other....................................      19        23          21        21
                                            -------   -------     -------   -------
  Shares (Diluted) ........................  22,029    21,078      21,790    20,842
                                            =======   =======     =======   =======

Earnings per share:
  Basic.................................... $  0.17   $  0.15     $  0.64   $  0.52
                                            =======   =======     =======   =======
  Diluted.................................. $  0.17   $  0.15     $  0.63   $  0.51
                                            =======   =======     =======   =======

The Debentures issued in February 1998, convertible into 5,306,386 shares of Common Stock (Note 4),and a $2,200 principal amount 5.25% convertible subordinated note due January 29, 2008, convertible into 74,074 shares of Common Stock beginning January 29, 2000, were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 1998, because their effect on earnings per share would have been antidilutive for both periods.

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

8. BUSINESS COMBINATION
On August 6, 1998, the Company announced that it entered into an Agreement and Plan of Merger (the "Merger Agreement") with SCI to combine the two companies. Pursuant to and subject to the terms of the Merger Agreement, each of the issued and outstanding shares of the Company's Common Stock will be converted in the merger into the right to receive the number of shares of SCI common stock, par value $1.00 per share, ("SCI Common Stock") determined by dividing $27.00 by the Average SCI Stock Price (as defined below); provided, however, that (i) in the event the Average SCI Stock Price is greater than $41.50, the Company's Common Stock shall be converted into the right to receive the number of shares of SCI Common Stock determined by dividing $27.00 by $41.50 and (ii) in the event the Average SCI Stock Price is less than $34.00, the Company's Common Stock shall be converted into the right to receive the number of shares of SCI Common Stock determined by dividing $27.00 by $34.00.

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

The consummation of the merger, anticipated in the fourth quarter of 1998, is subject to the approval of holders of a majority of the shares of the Company's Common Stock outstanding and regulatory approvals pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The Company has deferred approximately $570 of expenses related to the anticipated merger as of September 30, 1998. These expenses and all future expenses incurred by the Company related to the merger will be recognized upon the consummation of the merger.

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


RESULTS OF OPERATIONS

The following is a discussion of the Company's results of operations for the three and nine month periods ended September 30, 1998 and 1997. For purposes of this discussion, funeral homes and cemeteries owned and operated for the entirety of each period being compared are referred to as existing operations. Correspondingly, operations acquired or opened during either period being compared are referred to as acquired operations. All dollar amounts are reported in thousands unless otherwise indicated.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997:

Total net revenues for the three months ended September 30, 1998 increased 43.4% to $47,566 from $33,151 for the three months ended September 30, 1997. The increase in net revenues reflects a $13,711 increase in net revenues attributable to acquired operations and a $704, or 2.2% increase in net revenues from existing operations. The increase in net revenues from existing operations is due to increases in average funeral revenues and improvements in merchandising mix, offset in part by lower trust investment income at the Company's cemetery operations and lower funeral and cemetery at need volumes.

Gross profit for the three months ended September 30, 1998 increased 48.0% to $12,491 from $8,442 for the three months ended September 30, 1997. The increase in gross profit is due primarily to a $3,101 increase attributable to acquired operations and a $948, or 11.5% increase from existing operations. The increase in gross profit from existing operations was due primarily to improvements in product/services mix at both funeral home and cemetery operations along with lower maintenance expense at the Company's cemetery operations.

FUNERAL HOME SEGMENT. The following table sets forth certain information regarding the net revenues and gross profit of the Company from its funeral home operations during the three months ended September 30, 1998 and 1997.

                                         Three months
                                         ended Sept. 30,          Change
(Dollars in thousands)                   1998      1997      Amount    Percent
------------------------------------------------------------------------------
Net revenues:
   Existing operations.................. $ 21,308  $ 20,470  $    838     4.1%
   Acquired operations..................   11,913       321    11,592      *
                                           ------    ------    ------
      Total funeral net revenues........ $ 33,221  $ 20,791  $ 12,430    59.8%
                                           ======    ======    ======

Gross profit:
   Existing operations.................. $  5,131  $  4,310  $    821    19.0%
   Acquired operations..................    2,738        94     2,644      *
                                           ------    ------    ------
      Total funeral gross profit........ $  7,869  $  4,404  $  3,465    78.7%
                                           ======    ======    ======

------
*Not meaningful


Total funeral net revenues for the three months ended September 30, 1998 increased 59.8% to $33,221 from $20,791 for the prior year quarter, due primarily to an $11,592 increase attributable to acquired operations. The increase in revenues from existing operations is primarily attributable to an increase in the average revenue per regular funeral service performed and higher sales of ancillary funeral products, offset in part by a slight decrease in the number of funeral services performed.

Total funeral gross profit for the three months ended September 30, 1998 increased 78.7% to $7,869 from $4,404 for the three months ended September 30, 1997. Funeral gross margin improved to 23.7% from 21.2% due primarily to margin improvements achieved from the Company's existing operations. Funeral gross margin at existing operations improved to 24.1% from 21.1% for the prior year quarter due primarily to merchandising and cost containment programs initiated by the Company in late 1997. Funeral gross margin for acquired operations was 23.0% for the three months ended September 30, 1998. Depending on numerous factors including the size of an acquired operation, the proximity to other Company operations and market sensitivity, it may take 12 to 36 months before significant margin improvement is realized at an acquired operation as a result of new policies and procedures implemented by the Company.





CEMETERY SEGMENT. The following table sets forth certain information regarding the net revenues and gross profit of the Company from its cemetery operations during the three months ended September 30, 1998 and 1997.


                                          Three months
                                          ended Sept. 30,         Change
(Dollars in thousands)                     1998      1997      Amount  Percent
------------------------------------------------------------------------------
Net revenues:
   Existing operations.................. $ 12,024  $ 12,158  $   (134)  (1.1)%
   Acquired operations..................    2,321       202     2,119     *
                                           ------    ------    ------
      Total cemetery net revenues....... $ 14,345  $ 12,360  $  1,985   16.1%
                                           ======    ======    ======

Gross profit:
   Existing operations.................. $  4,062  $  3,935  $    127    3.2%
   Acquired operations..................      560       103       457     *
                                           ------    ------    ------
      Total cemetery gross profit....... $  4,622  $  4,038  $    584   14.5%
                                           ======    ======    ======

------
*Not meaningful


Total cemetery net revenues for the three months ended September 30, 1998 increased 16.1% to $14,345 from $12,360 for the prior year quarter, due primarily to a $2,119 increase from acquired operations. Cemetery net revenues attributable to existing operations for the three months ended September 30, 1998 decreased 1.1% to $12,024 from $12,158 for the prior year quarter, due primarily to lower at need sales along with lower trust investment income.

Total cemetery gross profit for the three months ended September 30, 1998 increased 14.5% to $4,622 from $4,038 for the three months ended Seprember 30, 1997. Cemetery gross margin at existing operations improved to 33.8% for the three months ended September 30, 1998 compared to 32.4% for the third quarter of 1997 due primarily to a better product/services mix and lower maintenance costs. Cemetery gross margin for acquired operations was 24.1% for the three months ended September 30, 1998. Gross margin for acquired operations have historically been lower than gross margin for the Company's existing operations until they have been operated by the Company long enough to fully implement the preneed marketing programs to leverage off of the maintenance and fixed operating costs which start being incurred immediately after acquisition.




General and administrative expenses for the three months ended September 30, 1998 increased $400, or 21.8% over the three months ended September 30, 1997.
This increase resulted primarily from increased personnel costs associated with the Company's continued growth, offset in part by decreases in travel and insurance expenses and lower professional fees. General and administrative expenses as a percentage of net revenues decreased to 4.7% in the three months ended September 30, 1998 from 5.5% in the comparable prior year quarter, reflecting increased economies of scale as expenses are spread over a larger revenue base.

Interest expense for the three months ended September 30, 1998 increased to $4,109 from $1,834 for the three months ended September 30, 1997, due primarily to significantly higher average debt levels. Average indebtedness outstanding for the quarter ended September 30, 1998 increased to $268.1 million from $118.2 million for the 1997 third quarter primarily as a result of acquisition activity.

The Company's effective tax rate was 39.0% for the three months ended
September 30, 1998 compared to 33.5% for the prior year quarter. The effective tax rate of 33.5% for the 1997 third quarter was the result of a reduction of $200 in the Company's 1997 tax provision representing the difference between the Company's estimated and actual tax liability for 1996, along with a cumulative adjustment to reduce the Company's effective tax rate for 1997 to 39.0% from 40.0%. The Company expects the effective tax rate for income generated in the remainder of 1998 will be approximately 39.0%.


NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER
30, 1997:

Total net revenues for the nine months ended September 30, 1998 increased
47.6% to $142,169 from $96,317 for the nine months ended September 30, 1997.
The increase in net revenues reflects a $45,295 increase in net revenues attributable to acquired operations and a $1,479, or 1.8% increase in net revenues from existing operations. The substantial increase in net revenues from acquired operations is due primarily to the full period results of the Company's 1997 acquisitions and the partial period results of the 69 funeral homes and five cemeteries acquired during the nine months ended September 30, 1998. The increase in net revenues from existing operations is due to increases in average revenue per regular funeral service performed, offset in part by lower trust investment income at the Company's cemetery operations and lower funeral volumes. Included in net revenues for the nine months ended
September 30, 1998 are insurance proceeds of $752 received in connection with the loss of a funeral home facility destroyed by a tornado in the second quarter of 1998. Included in net revenues for the nine months ended September
30, 1997 are proceeds of $1,674 received in connection with the first quarter
1997 acquisition of a cemetery in exchange for one of the Company's funeral homes.

Gross profit for the nine months ended September 30, 1998 increased 49.4% to $40,012 from $26,777 for the nine months ended September 30, 1997. The increase in gross profit is due primarily to an $11,601 increase attributable to acquired operations and a $2,019, or 8.5% increase from existing operations. The increase in gross profit from existing operations was attributable to the increase in funeral revenues noted above, along with a better product/services mix, offset in part by lower trust investment income at the Company's cemetery operations as noted above. Included in gross profit for the nine months ended September 30, 1998 is a $365 gain recorded in connection with the loss of the funeral home facility noted above. Included in gross profit for the nine months ended September 30, 1997 is a $750 gain recorded in connection with the exchange noted above.



FUNERAL HOME SEGMENT. The following table sets forth certain information regarding the net revenues and gross profit of the Company from its funeral home operations during the nine months ended September 30, 1998 and 1997.


                                          Nine months
                                         ended Sept. 30,          Change
(Dollars in thousands)                   1998      1997      Amount    Percent
------------------------------------------------------------------------------
Net revenues:
   Existing operations.................. $ 53,880  $ 51,456  $  2,424     4.7%
   Acquired operations..................   44,996     8,996    36,000      *
                                           ------    ------    ------
      Total funeral net revenues........ $ 98,876  $ 60,452  $ 38,424    63.6%
                                           ======    ======    ======

Gross profit:
   Existing operations.................. $ 15,839  $ 13,391  $  2,448    18.3%
   Acquired operations..................   10,416     1,876     8,540      *
                                           ------    ------    ------
      Total funeral gross profit........ $ 26,255  $ 15,267  $ 10,988    72.0%
                                           ======    ======    ======

------
*Not meaningful


Total funeral net revenues for the nine months ended September 30, 1998 increased 63.6% to $98,876 from $60,452 for the comparable prior year period, due primarily to a $36,000 increase from acquired operations. The increase in revenues from existing operations is primarily attributable to an increase in the average revenue per regular funeral service performed along with improvements in merchandising mix, offset in part by a decrease in the number of funeral services performed.

Total funeral gross profit for the nine months ended September 30, 1998 increased 72.0% to $26,255 from $15,267 for the nine months ended September
30, 1997. Funeral gross margin improved to 26.6% from 25.3% due to margin improvements achieved from both the Company's existing and acquired operations. Funeral gross margin at existing operations improved to 29.4% from 26.0% for the comparable prior year period due primarily to merchandising and cost containment programs initiated by the Company in late 1997. The improvement in funeral gross margin at acquired operations to 23.1% from 20.9% in the comparable prior year period was largely the result of the implementation of new merchandising programs by the Company shortly after acquisition.





CEMETERY SEGMENT. The following table sets forth certain information regarding the net revenues and gross profit of the Company from its cemetery operations during the nine months ended September 30, 1998 and 1997.


                                            Nine months
                                           ended Sept. 30,         Change
(Dollars in thousands)                     1998      1997      Amount  Percent
------------------------------------------------------------------------------
Net revenues:
   Existing operations.................. $ 30,787  $ 31,732  $   (945)  (3.0)%
   Acquired operations..................   11,754     2,459     9,295     *
                                           ------    ------    ------
      Total cemetery net revenues....... $ 42,541  $ 34,191  $  8,350   24.4%
                                           ======    ======    ======

Gross profit:
   Existing operations.................. $  9,822  $ 10,251  $   (429)  (4.2)%
   Acquired operations..................    3,570       509     3,061     *
                                           ------    ------    ------
      Total cemetery gross profit....... $ 13,392  $ 10,760  $  2,632   24.5%
                                           ======    ======    ======

------
*Not meaningful


Total cemetery net revenues for the nine months ended September 30, 1998 increased 24.4% to $42,541 from $34,191 for the comparable prior year period, due primarily to a $9,295 increase attributable to acquired operations.
Cemetery net revenues attributable to existing operations for the nine months ended September 30, 1998 decreased 3.0% to $30,787 from $31,732 for the same period in 1997, due primarily to lower investment income, along with slight decreases in preneed and at need sales.

Total cemetery gross profit for the nine months ended September 30, 1998 increased 24.5% to $13,392 from $10,760 for the nine months ended September
30, 1997. Cemetery gross margin was 31.5% for both comparable periods as margin improvements at acquired operations were largely offset by a decrease in gross margin at existing operations. Cemetery gross margin at existing operations decreased to 31.9% from 32.3% in 1997 due primarily to lower investment income as discussed above. Cemetery gross margin for acquired operations improved to 30.4% from 20.7% for the nine months ended September
30, 1997, reflecting the success of programs initiated by management to significantly reduce the maturation cycle of new acquisitions as discussed above.




General and administrative expenses for the nine months ended September 30, 1998 increased $1,197, or 21.1% over the nine months ended September 30, 1997.
This increase resulted primarily from increased personnel costs associated with the Company's continued growth, offset in part by lower travel costs.
General and administrative expenses as a percentage of net revenues, excluding the effects of the nonrecurring net revenue items noted above, decreased to 4.9% in the nine months ended September 30, 1998 from 6.0% for the comparable prior year period, reflecting increased economies of scale as expenses are spread over a larger revenue base.

Interest expense for the nine months ended September 30, 1998 increased to $10,698 from $3,758 for the nine months ended September 30, 1997, due primarily to significantly higher average debt levels. Average indebtedness outstanding for the nine months ended September 30, 1998 increased to $228.2 million from $93.5 million for the same period in 1997 primarily as a result of acquisition activity coupled with the paydown of approximately $13.0 million of the Credit Facility from proceeds received in connection with an equity offering in the first quarter of 1997.

The Company's effective tax rate for the nine months ended September 30, 1998 was 39.0% compared to 38.2% for the comparable period in 1997. The 38.2% effective tax rate for th nine months ended September 30, 1997 was the result of the adjustments to the third quarter 1997 tax provision discussed above.
The Company expects the effective tax rate for income generated in the remainder of 1998 will be approximately 39.0%.

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

Cash and cash equivalents totaled $12.3 million at September 30, 1998, representing an increase of $4.2 million from December 31, 1997. For the nine months ended September 30, 1998, cash provided from operating activities was approximately $11.8 million, cash used in investing activities totaled approximately $15.0 million and cash provided from financing activities amounted to approximately $7.4 million. Significant components of cash flow generated from operating activities include net income adjusted for non-cash items partially offset by an increase in receivables of $21.1 million primarily attributable to preneed cemetery sales which are usually financed on an installment basis over 36 months. Significant components of cash used in investing activities included capital expenditures of $15.5 million related to, among other things, additions and improvements at several funeral home facilities, the acquisition of professional vehicles and maintenance equipment and upgrades to computer systems and peripheral equipment. Significant components of cash provided by financing activities included (i) $139.1 million of net proceeds received in February 1998 in connection with the issuance of the Company's convertible subordinated debentures described below, offset by the use of these proceeds to pay down the Company's Credit Facility;
and (ii) borrowings of approximately $13.6 million which were used to extinguish certain seller financed notes and for general corporate purposes.



Long-term debt, including current maturities, at September 30, 1998 totaled
$284.3 million as compared to $172.2 million at December 31, 1997. This increase was principally attributable to acquisition activity. Long-term debt at September 30, 1998 consisted of $143.8 million of convertible subordinated debentures, $128.0 million drawn under the Credit Facility and $12.5 million owed under various notes payable to sellers of funeral homes and cemeteries.

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

Borrowings under the Credit Facility bear interest, at the Company's option, at either (i) the prime rate or (ii) the London Interbank Offered Rate plus an applicable margin, depending on the Company's Leverage Ratio, as defined. The weighted average interest rates on amounts borrowed under the Credit Facility were 6.86% and 6.83% at September 30, 1998 and December 31, 1997, respectively. In addition, the Company pays commitment fees on unused funds depending on the Company's Leverage Ratio. The Tranche A commitments under the Credit Facility provide for $150 million of borrowings outstanding at any one time expiring September 2, 2002. The Tranche B commitments under the Credit
Facility provide for $75 million of borrowings outstanding at any one time expiring September 1, 1999, subject to annual renewal options. The Credit
Facility contains customary restrictive covenants, permits the payment of dividends only to the extent the Company maintains a specified net worth and requires the Company to maintain certain financial ratios. The Credit Facility is guaranteed by substantially all of the Company's subsidiaries and is collateralized by a pledge of the stock of certain of the Company's subsidiaries. At September 30, 1998, $97.0 million was available for borrowings under the Credit Facility. Any amounts repaid under the Credit
Facility are available for future borrowings under the terms of the Credit
Facility.

The Company currently expects to acquire funeral homes and cemeteries for purchase prices aggregating approximately $140 million in 1998. The Company anticipates that the consideration for future acquisitions will consist of a combination of cash, long-term notes, the assumption of existing indebtedness of the acquired businesses, and, in some cases, the issuance of additional shares of the Company's Common Stock. In April 1998, the Company filed, and had declared effective, a "shelf" registration statement for the issuance of up to 2,500,000 shares of Common Stock, including shares then available under the Company's former acquisition shelf registration statement, to be used in connection with future acquisitions. As of September 30, 1998, 2,138,520 shares remained available under this shelf registration statement for future acquisitions. The Company anticipates making routine capital expenditures of approximately $11 million in 1998. In addition, the Company currently anticipates spending approximately $20 million over the next 12 to 18 months for major construction and development projects, including the construction of six new funeral homes, three of which will be built on existing Company-owned cemetery property.



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

YEAR 2000

The year 2000 issue is the result of computer programs using two digits to define the applicable year instead of four. Any programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. A computer system that is not year 2000 compliant would not be able to correctly process certain data, or in extreme situations, system failure could result.

As part of the Company's continuing program to upgrade its information systems in anticipation of future growth, the Company is currently involved in the installation of software for its funeral corporate and field operations and cemetery corporate operations which is year 2000 compliant. This installation is currently expected to be complete by the third quarter of 1999. The
Company is also currently evaluating software solutions for its cemetery field operations and cemetery merchandise trusting systems and expects to have year
2000 compliant systems in place by the third quarter of 1999. As part of this process, the Company has assembled a task force of key employees and outside professional consultants to identify, evaluate and repair or replace, if necessary, any remaining areas of its operating systems that could pose a potential year 2000 problem.

Planned upgrades to the cemetery field operating and merchandise trusting systems have been accelerated to ensure timely year 2000 compliance. The
Company expects to incur approximately $0.7 to $1.0 million on these accelerated planned upgrades.

The Company has also made inquiries of certain of its vendors to determine what impact, if any, their year 2000 compliance exposure might have on the Company's operations and has received assurances that those vendors' systems are or will be year 2000 compliant in a timely manner.

The Company has begun, but not yet completed, a comprehensive analysis of the operational problems and costs (including any possible loss of revenue) that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts necessary to achieve year 2000 compliance in a timely manner. A contingency plan has not been developed for dealing with the most reasonably likely worst case scenario, and such scenario has not clearly been identified. The Company plans to complete such analysis and have contingency planning in place by the third quarter of 1999.

The failure to correct a material year 2000 problem could possibly result in an interruption in, or failure of, certain normal business activities or operations. Such failure could materially and adversely affect the Company's financial position, results of operations and cash flows. Due to the general uncertainty inherent in the year 2000 problem, including uncertainty regarding the year 2000 readiness of third party suppliers and potential future acquisitions, the Company is unable to determine at this time whether the consequences of any possible year 2000 failures will have a material impact on the Company's financial position, results of operations and cash flows. The
Company believes that, with the scheduled completion of its funeral and cemetery computer system upgrades, the possibility of any material interruptions to normal operations should be significantly reduced.



The Company's plans to comply with year 2000 requirements and completion dates are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources and other factors. There can be no assurance, however, that these estimates will be achieved and actual results could differ materially from those estimates. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to identify and correct potential problems, and similar uncertainties.

BUSINESS COMBINATION

On August 6, 1998, the Company announced that it entered into an Agreement and Plan of Merger (the "Merger Agreement") with SCI to combine the two companies.
Pursuant to and subject to the terms of the Merger Agreement, each of the issued and outstanding shares of the Company's Common Stock will be converted in the merger into the right to receive the number of shares of SCI common stock, par value $1.00 per share, ("SCI Common Stock") determined by dividing
$27.00 by the Average SCI Stock Price (as defined below); provided, however, that (i) in the event the Average SCI Stock Price is greater than $41.50, the Company's Common Stock shall be converted into the right to receive the number of shares of SCI Common Stock determined by dividing $27.00 by $41.50 and (ii) in the event the Average SCI Stock Price is less than $34.00, the Company's
Common Stock shall be converted into the right to receive the number of shares of SCI Common Stock determined by dividing $27.00 by $34.00.

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

The consummation of the merger, anticipated in the fourth quarter of 1998, is subject to the approval of holders of a majority of the shares of the Company's Common Stock outstanding and regulatory approvals pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The Company has deferred approximately $0.6 million of expenses related to the anticipated merger as of September 30, 1998. These expenses and all future expenses incurred by the Company related to the merger will be recognized upon consummation of the merger.

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




PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10.1(1)- Agreement and Plan of Merger by and among Service Corporation
              International, SCI Delaware Funeral Services, Inc., and the
              Company, dated August 6, 1998 (filed as Exhibit 2.1 to the
              Company's Current Report on Form 8-K, filed September 2, 1998).

     27     - Financial Data Schedule

     (1) Incorporated herein by reference to the indicated filing.


(b)  Reports on Form 8-K

     The Company filed a Current Report on Form 8-K on August 10, 1998 in which the Company reported under Item 5 that it had entered into an agreement with SCI to combine the two companies. No financial statements were filed.

     The Company filed a Current Report on Form 8-K on September 2, 1998 in which the Company reported under Item 5 that it had entered into an agreement with SCI to combine the two companies and provided terms of the merger agreement.




SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 13, 1998

EQUITY CORPORATION INTERNATIONAL

By:  /s/ W. Cardon Gerner
     ------------------------
     Senior Vice President
     Chief Financial Officer
    (Principal Financial Officer and Duly Authorized Officer)


                                      23


